Form 10QSB/A
period 1996-01-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1996-06-14
CIK 890725

FORM 10-QSB/A

                                 AMENDMENT NO. 1


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended January 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _________________


                           COMMISSION FILE NO. 0-21394


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
             (Exact name of registrant as specified in its charter)



          MINNESOTA                                       41-1713474
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


         12800 WHITEWATER DRIVE, SUITE 170, MINNETONKA, MINNESOTA 55343
               (Address of principal executive offices) (Zip Code)



                                 (612) 938-7080
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.


 838,966 common shares, $.01 par value, were outstanding as of January 31, 1996.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX



                                                                     Page Number

PART I.  FINANCIAL INFORMATION

    ITEM 1.       Condensed Unaudited Financial Statements

                  Condensed Balance Sheets as of January 31, 1996
                  and October 31, 1995                                     3

                  Condensed Statements of Operations for the three
                  month periods ended January 31, 1996 and 1995            4

                  Condensed Statements of Cash Flows for the
                  three month periods ended January 31, 1996 and 1995      5

                  Notes to Condensed Financial Statements                  6

    ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7


PART II.  OTHER INFORMATION                                               11



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JANUARY 31,  OCTOBER 31,
ASSETS                                                               1996         1995
                                                                  ----------   ----------
Current assets:
        Cash and cash equivalents                                 $1,401,112   $1,296,243
        Short-term marketable securities                              85,663       53,717
        Net receivable from sale of security equipment business      143,292         --
        Accounts receivable, net                                      83,932       98,547
        Inventory                                                       --         87,880
        Prepaid and other current assets                               8,850       20,136
        Advance payments to suppliers                                 30,730       46,601
                                                                  ----------   ----------
        Total current assets                                       1,753,579    1,603,124

Property and equipment, net                                           94,919      106,507
Investment in partnerships and joint ventures, net                   216,335      217,479
                                                                  ----------   ----------
Total assets                                                      $2,064,833   $1,927,110
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                          $  617,598   $  468,985
        Accrued liabilities                                          251,283      175,395
        Deferred grant revenue                                        72,994      137,455
        Customer deposits                                             39,014       51,906
                                                                  ----------   ----------
        Total current liabilities                                    980,889      833,741

Shareholders' equity                                               1,083,944    1,093,369
                                                                  ==========   ==========
Total liabilities and shareholders' equity                        $2,064,833   $1,927,110
                                                                  ==========   ==========


See accompanying notes to the consensed financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JANUARY 31,
                                                                   1996         1995
                                                                 ---------    ---------
Equipment sales                                                  $ 333,429    $  79,278
Commissions and other income                                       103,034       53,602
                                                                 ---------    ---------
Total revenues                                                     436,463      132,880
                                                                 ---------    ---------

Cost of equipment sales                                            292,235       67,599
Selling, general, and administrative
      expenses                                                     227,809      445,722
                                                                 ---------    ---------
Total costs and expenses                                           520,044      513,321
                                                                 ---------    ---------
Operating loss                                                     (83,581)    (380,441)

Interest income                                                     18,702       30,084
Interest expense                                                      --           (101)
Equity in net income (loss) of partnerships and joint ventures      30,167       (2,575)
                                                                 ---------    ---------
Loss from continuing operations                                    (34,712)    (353,033)
Income (loss) from discontinued operations                          25,287       (7,392)
                                                                 ---------    ---------
Net loss                                                         ($  9,425)   ($360,425)
                                                                 =========    =========


Net loss per common share - continuing operations                ($   0.04)   ($   0.40)
Net income (loss) per share - discontinued operations                 0.03         0.00
                                                                 ---------    ---------
Net loss per share                                               ($   0.01)   ($   0.40)
                                                                 =========    =========

Weighted average common shares outstanding                         838,966      893,333
                                                                 =========    =========


See accompanying notes to the consensed financial statements.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED JANUARY 31,
                                                                                 1996            1995
                                                                              -----------    -----------
Cash flow from operating activities:

       Net loss                                                               $    (9,425)   $  (360,425)

       Reconciliation of net loss to net cash used in operating activities:
             Depreciation and amortization                                         11,928         11,935
             Equity in net (income) loss of partnerships and joint ventures       (30,167)         2,575

       Changes in assets and liabilities:
             (Increase)decrease in accounts receivable                           (128,677)       290,823
             Decrease(increase) in inventories                                     87,880       (173,955)
             Decrease(increase) in prepaid and other current assets                11,286        (30,362)
             Decrease(increase) in advance payments to suppliers                   15,871       (199,792)
             Increase(decrease) in accounts payable and accrued liabilities       224,501        (72,906)
             (Decrease) in deferred grant revenue                                 (64,461)          --
             (Decrease)increase in customer deposits                              (12,892)       614,158
                                                                              -----------    -----------

Net cash provided by operating activities                                         105,844         82,051
                                                                              -----------    -----------

Cash flow used in investing activities:
       (Purchase)sale of short-term investments                                   (31,946)     1,157,558
       (Purchase)sale of property and equipment                                      (340)           182
       Advances/contributions to joint ventures, net                               31,311         21,300
                                                                              -----------    -----------

Net cash (used in) provided by investing activities                                  (975)     1,179,040
                                                                              -----------    -----------

Net cash provided during period                                                   104,869      1,261,091

Cash and cash equivalents:

       Beginning of period                                                      1,296,243        230,199
                                                                              -----------    -----------
       End of period                                                          $ 1,401,112    $ 1,491,290
                                                                              ===========    ===========


Supplemental disclosures of cash flow information:

       Cash paid during the period for interest                                      --      $       101


See accompanying notes to the condensed financial statements.





                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)

1.    Basis of Presentation

      The interim financial statements are unaudited, but in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods.

      The results of operations for any interim period are not necessarily indicative of results for the full year.

      These financial statements should be read in conjunction with the Company's Annual Report and Notes thereto on Form 10-KSB for the year ended October 31, 1995, and filed with the Securities and Exchange Commission on January 26, 1996, and the 10-KSB/A, filed with the Commission on February 27, 1996.

      Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on net loss or shareholders' equity.

2.    Short-Term Marketable Securities

      Short-term marketable securities consist of U.S. Treasury Notes, commercial paper and bank certificates of deposit with a maturity of greater than three months but less than one year. These securities are carried at cost, which approximates market, adjusted for amortization of premiums and accretion of discounts under the interest method. The Company intends to hold these securities to maturity.

3.    Accounts Receivable

      Accounts receivable are net of the allowance for doubtful accounts. The receivable balance as of January 31, 1996 was $439,783, net of an allowance for doubtful accounts of $212,559.

4     Stock Split

      In December, 1995, the Company declared a 1 for 3 reverse stock split. All amounts included in the financial statements and related notes give retroactive effect to the reverse stock split. The Company also amended its articles of incorporation to reduce all authorized shares by two-thirds.

5.    Discontinued Security Systems Sales and Service Business

      Effective December 31, 1995, the Company entered into an agreement selling certain assets and the rights to the sale of airport security equipment in the former Soviet Union to a company owned by a former employee. For payments over the next 30 months totaling $810,000, the Company transferred assets, inventory, customer lists, promotional materials, and other items having book value of $143,293 net of liabilities. The $810,000 amount includes reimbursement of $45,000 in expenses incurred by the Company during the first quarter of fiscal and related to this business. Due to the inherent risks of operating in the former Soviet Union, including the granting of credit, the gain on this sale will be recognized only as realized in the form of cash receipts.

      The prior year's condensed unaudited financial statements have been restated to reflect the effects of the sale of the Security Systems Sales and Service Business.






ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Developed Technology Resource, Inc. (the "Company" or "DTR") was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union (FSU) for transfer and sale to companies in the West. During the first two years of operation, the Company experienced limited success from its efforts to locate and sell technology, and shifted its focus from the transfer of FSU technology to the United States to the sale and distribution of equipment and services to organizations in the FSU. The Company also developed business opportunities in the FSU, including the opening of business centers and the forming of a joint venture to process and sell dairy products in Kazakhstan.

         Revenue in fiscal 1995 was primarily from the sale and installation of airport security and food packaging equipment, and also included proceeds from a one-time sale of sports-related technology. A limited amount of revenue was from the Company's Moscow post office-based business centers and from the sales of x-ray tubes manufactured in Russia and sold by DTR in the United States. In June, 1995 the Company, through FoodMaster, its joint venture in Kazakhstan, started manufacturing and packaging dairy products. While no significant contribution was made to the Company's operations in 1995, revenues grew substantially during the first quarter of fiscal 1996, exceeding $270,000 in January. As the Company is not a majority or controlling shareholder, the activities of this joint venture are not consolidated, and only that portion of net operating results are recorded.

         In the third quarter of fiscal 1995, the Company's Board of Directors approved a restructuring plan that focused efforts on those businesses felt to offer the greatest potential for future profitability. After reviewing each business unit individually, a restructuring plan was implemented that reduced the Company's activities in Russia to those areas offering the greatest potential for increasing long-term shareholder value. As part of the plan, management reduced or eliminated participation in those under-performing profit centers (business centers, food packaging equipment sales, and technology joint ventures) not having the future business potential necessary to provide an acceptable rate of return at an acceptable level of risk. At the same time, the number of business activities was reduced, overhead was reduced to the level necessary to effectively support continuing operations.

SALE OF SECURITY EQUIPMENT DISTRIBUTION BUSINESS

         During the quarter ended January 31, 1996 the Company executed an agreement with its Director of Security Equipment Sales agreeing to the sale of certain assets and the Company's rights to sell airport security equipment in regions of the former Soviet Union. This transaction is more fully described at the end of Item 2, Discontinued Operations. The financial statements and related information have been adjusted to reflect the sale of this business.

FOODMASTER JOINT VENTURE IN KAZAKHSTAN

         During fiscal year 1995, the Company formed FoodMaster, a Kazakhstan limited liability company owned in equal parts by the Company and a Kazakhstan company, for the purpose of manufacturing and selling dairy products under license from the Company. The Company applied for and received a $299,000 grant from the United States Agency for International Development (USAID) to help finance the project. During fiscal 1995, the Company received $151,871 from the USAID under terms of the grant, with an additional $79,606 received during the first quarter of fiscal 1996.

         FoodMaster started producing yogurt in July, 1995 and kefir, milk, sour cream and cottage cheese in October, 1995. Sales have increased steadily, reaching $270,000 in January, 1996. Additional growth is anticipated due to well received and competitively priced products.

         The Company currently accounts for its FoodMaster joint venture under the equity method of accounting, recording only its share of FoodMaster's operating results as equity in net incomes or losses of partnerships and joint ventures. DTR also derives revenue from FoodMaster in the form of licensing and royalty fees at 25% of net income, having supplied the joint venture with marketing expertise, proprietary formulas and trade secrets, and DTR-owned brand names. Included in other income for the first quarter of fiscal 1996 is $30,167 from these fees. Because of the royalty payments received by the Company from FoodMaster, the Company has agreed to receive only a one-third share of operating results. As all activity conducted by FoodMaster is conducted in the local currency (the Tenge), conversion, timing, and other translation issues may arise that in the future may affect the amount actually realized by DTR. The Company is currently negotiating additional voting rights on FoodMaster's board of directors to obtain effective control of the joint venture. This potential future change in control will allow the Company to present its financial statements on a consolidated basis, including the results of FoodMaster's operations.

RESULTS OF OPERATIONS

REVENUES

         Revenue from operations has been adjusted to eliminate discontinued operations related to sales and distribution of security equipment. For the three months ended January 31, 1996, total revenues were $436,463, compared to $132,880 for the three months ended January 31, 1995. Revenues increased in the first quarter of fiscal 1996 due to favorable one-time adjustments related to the elimination of business center activity, for which there was insignificant revenue recorded during the prior year, and the recording of two final direct sales of food packaging equipment originally placed in early 1995 and not recognized until delivered. No additional direct sales revenue is anticipated from either source, as direct sales activity was discontinued as part of the restructuring undertaken in fiscal 1995. In fiscal 1996, the Company anticipates receiving fee revenue under terms of a sub-distribution agreement whereby future commissions will be received from sales made by an unaffiliated company actively marketing food packaging equipment in Russia. Royalties and licensing fees from the Company's 50% owned joint venture, FoodMaster, totaled $30,167.

COST OF EQUIPMENT SALES

         Cost of equipment sales reflects the cost to purchase equipment and the shipping, insurance and other expenses directly related to the sale and installation. Cost of equipment sales for the three months ended January 31, 1996 was $292,235. Cost of equipment sales for the three months ended January 31, 1995 was $ 67,599, with the increase directly related to the increase in sales.

         The gross profit percentage was 31.6% for the three months ended January 31, 1996, and 14.7% for the three months ended January 31, 1995. The higher gross profit experienced in the first quarter of fiscal 1996 results from the inclusion of food packaging equipment, for which the Company realizes a higher profit margin. Sales for the first quarter of Fiscal 1995 were comprised primarily of x-ray tubes and business center sales, which both earn lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended January 31, 1996 were $227,809 compared to $445,722 for the three months ended January 31, 1995. The $217,913 reduction is due primarily to staff cutbacks resulting from the restructuring, combined with the reduction in related administrative costs, including communications, rent, travel and lodging. Operating results for the first quarter ended January 31, 1995 also included expenses related to operating the laboratory in Tver, Russia, which was closed during the third quarter of last year.

INTEREST INCOME

         Interest income for the three months ended January 31, 1996 was $18,702, compared to $30,084 for the three months ended January 31, 1995. The higher interest earned last year was due to a higher level of excess working capital available for investment. Interest income is derived from investing excess cash in short-term instruments and cash equivalents, and other high grade marketable instruments including commercial paper, treasury notes, and bank certificates of deposit.

EQUITY IN NET LOSSES OF PARTNERSHIPS AND JOINT VENTURES

         Equity in net income of partnerships and joint ventures of $30,167 for the three months ended January 31, 1996 reflects the Companies one-third share of FoodMaster's operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net losses since inception have been funded primarily from financing activities, advance deposits received from customers, and profits on the sale of equipment. Financing activities consisted of two private placements in 1992 and an initial public offering of the Company's common stock in 1993, resulting in total net proceeds of $4,623,052.

         As of January 31, 1996, the Company had working capital of $772,690. As of October 31, 1995, the Company's working capital balance was $769,383. Excess cash is invested in short-term interest bearing instruments. Under terms of the lease agreement for the Company's office in Minnetonka, Minnesota, a $50,000 certificate of deposit is maintained for use as collateral in the event of nonperformance.

         Funding of the Company's $9,425 loss for the three months ended January 31, 1996 and prior losses accounts for the major use of working capital provided. There were no significant purchases of furniture, fixtures or other fixed assets.

         Planned uses of working capital include the funding of selling, general and administrative expenses. As approved and authorized by the Company's Board of Directors, the Company may elect to invest limited amounts in future dairy processing and packaging joint ventures if additional outside funding can be obtained, along with a suitable partner and facilities.

         Based on projections, the Company believes there will be sufficient working capital and liquidity to fund operations through fiscal 1996, including the funding of partnerships and joint ventures at the present level. However, if projected revenues are less than anticipated, the Company may be forced to reduce or forego future investments in partnerships or joint ventures, reduce overhead, or seek additional financing.


DISCONTINUED OPERATIONS

         Effective December 31, 1995, the Company entered into an agreement selling certain assets and the rights to the sale of airport security equipment in the former Soviet Union to a U.K. company owned by a former DTR employee. For a combination of fixed and contingent payments, the Company transferred assets, inventory, customer lists, promotional materials, and other items having an approximate net book value on January 31, 1996 of $143,293, net of liabilities assumed by the buyer.

         Under terms of the agreement, the Company assigned to the former employee all its rights under exclusive distribution agreements with its principal suppliers, and agreed to cooperate to effect a smooth transfer of the business. Consideration to be received by the Company includes a cash payment of $45,000 intended to reimburse the Company for expenses related to this business during the first quarter of Fiscal 1996, and payments over the next 30 months totaling $765,000. A portion of these payments are personally guaranteed and are collateralized by his ownership of 16,430 shares of the Company's Common Stock. Additional contingent payments may also be received based on future performance. The Company retained the right to pursue airport security management contracts.

         Due to the inherent risks associated with doing business in the FSU, including credit risk, the Company intends to record the note receivable at the net value of the underlying assets sold and liabilities assumed by the buyer totaling $143,293. As funds are collected beyond this amount, a process the Company intends to actively manage, such amounts will be recognized as gain on sale of discontinued operations.




                           PART II. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

              (a) List of Exhibits

                  Exhibit  27  Financial Data Schedule

              (b) Reports on Form 8-K

                   Form 8-K Current Report Dated February 20, 1996. The items reported on this 8-K concerned a news release from the Registrant's Board of Directors announcing the Company's sale of its security equipment sales and distribution business in the former Soviet Union to the Company's former Director of Security Sales and Service.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: June 13, 1996                   DEVELOPED TECHNOLOGY
                                       RESOURCE, INC.
                                       (Registrant)


                                       /s/ John P. Hupp
                                       John P. Hupp,
                                       President


                                       /s/ David Gardner
                                       David Gardner
                                       Controller