Form 10QSB
period 1996-04-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1996-06-14
CIK 890725

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended April 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to _________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_      No ___.


  838,966 common shares, $.01 par value, were outstanding as of April 30, 1996.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX



                                                                    Page Number

PART I.  FINANCIAL INFORMATION

    ITEM 1.       Condensed Unaudited Financial Statements

                  Condensed Balance Sheets as of April 30, 1996
                  and October 31, 1995                                    3

                  Condensed Statements of Operations for the three
                  and six month periods ended April 30, 1996 and 1995     4

                  Condensed Statements of Cash Flows for the
                  six month periods ended April 30, 1996 and 1995         5

                  Notes to Condensed Financial Statements                 6

    ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                              11


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  APRIL 30,    OCTOBER 31,
ASSETS                                                              1996          1995
                                                                  ----------   ----------
Current assets:
        Cash and cash equivalents                                 $  719,585   $1,296,243
        Short-term marketable securities                              81,127       53,717
        Net receivable from sale of security equipment business      143,292         --
        Accounts receivable, net                                      58,304       98,547
        Inventory                                                       --         87,880
        Prepaid and other current assets                              11,411       20,136
        Advance payments to suppliers                                 70,034       46,601
                                                                  ----------   ----------
        Total current assets                                       1,083,753    1,603,124

Property and equipment, net                                           74,630      106,507
Investment in partnerships and joint ventures, net                   272,698      217,479
                                                                  ==========   ==========
Total assets                                                      $1,431,081   $1,927,110
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                          $   49,318   $  468,985
        Accrued liabilities                                          237,635      175,395
        Deferred grant revenue                                        53,948      137,455
        Customer deposits                                             76,709       51,906
                                                                  ----------   ----------
        Total current liabilities                                    417,610      833,741

Shareholders' equity                                               1,013,471    1,093,369
                                                                  ==========   ==========
Total liabilities and shareholders' equity                        $1,431,081   $1,927,110
                                                                  ==========   ==========


See accompanying notes to the condensed financial statements.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED APRIL 30,   SIX MONTHS ENDED APRIL 30,
                                                                    1996           1995           1996           1995
                                                                 -----------    -----------    -----------    -----------
Equipment sales                                                  $   137,392    $   205,122    $   470,821    $   284,400
Commissions and other income                                          61,496          1,012        164,530         54,614
                                                                 -----------    -----------    -----------    -----------
Total revenues                                                       198,888        206,134        635,351        339,014
                                                                 -----------    -----------    -----------    -----------

Cost of equipment sales                                              114,204        160,871        361,363        228,470
Selling, general, and administrative expenses                        190,468        449,827        463,353        895,549
                                                                 -----------    -----------    -----------    -----------
Total costs and expenses                                             304,672        610,698        824,716      1,124,019
                                                                 -----------    -----------    -----------    -----------
Operating loss                                                      (105,784)      (404,564)      (189,365)      (785,005)

Interest income                                                       12,961         24,259         31,663         54,343
Interest expense                                                          (3)          (101)            (3)          (202)
Equity in net income (loss) of partnerships and joint ventures        25,607         (2,136)        55,774         (4,711)
                                                                 -----------    -----------    -----------    -----------
Loss from continuing operations                                      (67,219)      (382,542)      (101,931)      (735,575)
Income (loss) from discontinued operations                            (3,254)        72,958         22,033         65,566
                                                                 -----------    -----------    -----------    -----------
Net loss                                                         ($   70,473)   ($  309,584)   ($   79,898)   ($  670,009)
                                                                 ===========    ===========    ===========    ===========


Net loss per common share - continuing operations                ($     0.08)         (0.43)   ($     0.12)   ($     0.82)
Net income (loss) per share - discontinued operations                  (0.00)          0.08           0.02           0.07
                                                                 -----------    -----------    -----------    -----------
Net loss per share                                               ($     0.08)   ($     0.35)   ($     0.10)   ($     0.75)
                                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding                           838,966        893,333        838,966        893,333
                                                                 ===========    ===========    ===========    ===========



See accompanying notes to the condensed financial statements.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED APRIL 30,
                                                                                 1996         1995
                                                                               ---------    ---------
Cash flow from operating activities:

       Net loss                                                                 ($79,898)   ($670,009)

       Reconciliation of net loss to net cash used in operating activities:
             Depreciation and amortization                                        27,603       24,030
             Equity in net (income) loss of partnerships and joint ventures      (55,774)       4,711

       Changes in operating assets and liabilities:
             Increase in accounts receivable                                    (103,049)    (117,721)
             Decrease (increase) in inventories                                   87,880     (446,802)
             Decrease (increase) in prepaid and other current assets               8,725      (34,944)
             (Increase) decrease in advance payments to suppliers                (23,433)      45,783
             (Decrease) increase in accounts payable and accrued liabilities    (357,427)     513,003
             Decrease in deferred grant revenue                                  (83,507)        --
             Increase in customer deposits                                        24,803      312,586
                                                                               ---------    ---------

Net cash used in operating activities                                           (554,077)    (369,363)
                                                                               ---------    ---------

Cash flow from investing activities:
       (Purchase) sale of short-term investments                                 (27,410)   1,886,986
       Sale (purchase) of property and equipment                                   4,274       (5,059)
       Advances/contributions to joint ventures, net                                 555       23,575
                                                                               ---------    ---------

Net cash (used in) provided by investing activities                              (22,581)   1,905,502
                                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents                                (576,658)   1,536,139

Cash and cash equivalents:

       Beginning of period                                                     1,296,243      230,199
                                                                               =========    =========
       End of period                                                           $ 719,585   $1,766,338
                                                                               =========    =========


Supplemental disclosures of cash flow information:

       Cash paid during the period for interest                                $       3    $     202




See accompanying notes to the condensed financial statements.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (UNAUDITED)

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

3.    Accounts Receivable

      Accounts receivable are net of the allowance for doubtful accounts. The receivable balance as of April 30, 1996 was $411,913, net of an allowance for doubtful accounts of $210,317.

4.    Stock Split

      In December, 1995, the Company declared a 1 for 3 reverse stock split. All amounts included in the financial statements and related notes give retroactive effect to the reverse stock split. The Company also amended its articles of incorporation to reduce all authorized shares by two-thirds.

5.    Discontinued Security Systems Sales and Service Business

      Effective December 31, 1995, the Company entered into an agreement selling certain assets and the rights to the sale of airport security equipment in the former Soviet Union to a company owned by a former employee. For payments over the next 30 months totaling $810,000, the Company transferred assets, inventory, customer lists, promotional materials, and other items having book value of $143,293 net of liabilities. The $810,000 amount includes reimbursement of $45,000 in expenses incurred by the Company during the first quarter of fiscal 1996 and related to this business. Due to the inherent risks of operating in the former Soviet Union, including the granting of credit, the gain on this sale will be recognized only as realized in the form of cash receipts.

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

         Revenue in fiscal 1995 was primarily from the sale and installation of airport security and food packaging equipment, and also included proceeds from a one-time sale of sports-related technology. A limited amount of revenue was from the Company's Moscow post office-based business centers and from the sales of x-ray tubes manufactured in Russia and sold by DTR in the United States. In June, 1995 the Company, through FoodMaster, its joint venture in Kazakhstan, started manufacturing and selling dairy products. While no significant contribution was made to the Company's operations in 1995, revenues continued to grow during the second quarter of fiscal 1996, exceeding $290,000 for the month of April, 1996. As the Company is not a majority or controlling shareholder, the activities of this joint venture are not consolidated, and only that portion of net operating results are recorded.

         In the third quarter of fiscal 1995, the Company's Board of Directors approved a restructuring plan that focused efforts on those businesses felt to offer the greatest potential for future profitability. After reviewing each business unit individually, a restructuring plan was implemented that reduced the Company's activities in Russia to those areas offering the greatest potential for increasing long-term shareholder value. As part of the plan, management reduced or eliminated participation in those under-performing profit centers (food packaging equipment sales and technology joint ventures) not having the future business potential necessary to provide an acceptable rate of return at an acceptable level of risk. At the same time the number of business activities was reduced, overhead was reduced to the level necessary to effectively support continuing operations.

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

         FoodMaster started producing yogurt in July, 1995 and kefir, milk, sour cream and cottage cheese in October, 1995. Sales have increased steadily, reaching $290,000 for the month of April, 1996. Additional growth is anticipated due to well received and competitively priced products, and the introduction of new products such as ice cream.

         The Company currently accounts for its FoodMaster joint venture under the equity method of accounting, recording only its share of FoodMaster's operating results as equity in net income or loss of partnerships and joint ventures. DTR also derives revenue from FoodMaster in the form of a licensing fee at 25% of net income before the licensing fee, having supplied the joint venture with marketing expertise, proprietary formulas and trade secrets, and DTR-owned brand names. Licensing fees of $25,607 and $55,774 were included in other income for the second quarter of fiscal 1996 and year to date, respectively. Because of the licensing payments received by the Company from FoodMaster, the Company has agreed to receive only a one-third share of operating results. As all activity conducted by FoodMaster is conducted in the local currency (the Tenge), conversion, timing, and other translation issues may arise that in the future may affect the amount actually realized by DTR. The Company is currently negotiating additional voting rights on FoodMaster's board of directors to obtain effective control of the joint venture. This potential future change in control would allow the Company to present its financial statements on a consolidated basis, including the results of FoodMaster's operations.

RESULTS OF OPERATIONS

REVENUES

         Revenue from operations has been adjusted to eliminate discontinued operations related to sales and distribution of security equipment. For the three and six month periods ended April 30, 1996, total revenues were $198,888 and $635,351, respectively, compared to $206,134 and $339,014 for the three and six month periods ended April 30, 1995. Revenues decreased in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 due to reduced sales of food packaging equipment, and the elimination of the business center activity which took place in fiscal 1995. Food packaging equipment sales declined during the quarter due to the delay in receiving final payments and completion of manufacturing. These decreases were offset by increases in the licensing fee received from FoodMaster and sales of x-ray tubes. Revenue for the six month period ended April 30, 1996 increased over the prior year due to increases in the sale of food packaging equipment, a licensing fee from FoodMaster and the favorable one-time adjustments related to the elimination of business center activity.

COST OF EQUIPMENT SALES

         Cost of equipment sales reflects the cost to purchase equipment and the shipping, insurance and other expenses directly related to the sale and installation. Cost of equipment sales for the three and six month periods ended April 30, 1996 were $114,204 and $361,363. Cost of equipment sales were $160,871 and $228,470 for the three and six month periods April 30, 1995. The decrease in cost of equipment sales for the three month period, and increase for the six month period, are directly related to the fluctuation in sales.

         The gross profit on equipment sales for the three and six months ended April 30, 1996 was 16.9% and 23.2%, compared to 21.6% and 19.7% for the same periods last year. The decrease in the first quarter gross profit compared to fiscal 1995 is the result of food packaging equipment being sold through a subdistributor at a lower margin than in prior periods. The increase in gross profit for the six month period ended April 30, 1996, is the result of the higher gross profit on the favorable one-time adjustments related to the elimination of business center activity, offset by the reduced profit margin on the sale of food packaging equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and six month periods ended April 30, 1996 were $190,468 and $463,353, respectively, compared to $449,827 and $895,549 for the three and six month periods ended April 30, 1995. Selling, general and administrative expenses for the second quarter and year to date, have been reduced by $259,359 and $432,196, respectively. These reductions are due primarily to staff cutbacks resulting from the restructuring, combined with the reduction in related administrative costs, including communications, rent, travel and lodging. The reduction in SG&A for the current quarter also reflects the savings resulting from the closing of the Moscow office, which took place at the end of February 1996. Operating results for the second quarter ended April 30, 1995 also included expenses related to operating the laboratory in Tver, Russia, which was closed during the third quarter of last year.

INTEREST INCOME

         Interest income for the three and six month periods ended April 30, 1996 was $12,961 and $31,663, respectively, compared to $24,259 and $54,343 for the three and six month periods ended April 30, 1995. The higher interest earned last year was due to a higher level of excess working capital available for investment. Interest income is derived from investing excess cash in short-term instruments and cash equivalents, and other high grade marketable instruments including commercial paper, treasury notes, and bank certificates of deposit.

EQUITY IN NET INCOME AND LOSS OF PARTNERSHIPS AND JOINT VENTURES

         Equity in net income of partnerships and joint ventures of $25,607 and $55,774 for the three and six month periods ended April 30, 1996, respectively, reflects the Companies one-third share of FoodMaster's operating profit.

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

         As of April 30, 1996, the Company had working capital of $666,143. As of October 31, 1995, the Company's working capital balance was $769,383. Excess cash is invested in short-term interest bearing instruments.

         Funding of the Company's $79,898 loss for the six months ended April 30, 1996 and prior losses accounts for the major use of working capital provided. There were no significant purchases of furniture, fixtures or other fixed assets.

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



                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a) List of Exhibits

               Exhibit 27 Financial Data Schedule

           (b) Reports on Form 8-K

               Form 8-K Current Report Dated April 29, 1996. The items reported on this 8-K concerned an announcement from the Registrant's Board of Directors that Price Waterhouse, LLP the independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, declined to stand for re-election. The Registrant's Board of Directors also announced the appointment of Lurie, Besikof, Lapidus & Co., LLP as the registrant's new independent accountant to audit the registrant's financial statements.



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