Form 10QSB
period 1996-07-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1996-09-16
CIK 890725

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended July 31, 1996.

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                           COMMISSION FILE NO. 0-21394


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            MINNESOTA                                41-1713474
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


12800 WHITEWATER DRIVE,  SUITE 170,  MINNETONKA, MINNESOTA              55343
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



                                 (612) 938-7080
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


838,966 common shares, $.01 par value, were outstanding as of July 31, 1996.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX



                                                                     Page Number

PART I.  FINANCIAL INFORMATION

    ITEM 1.       Condensed Unaudited Financial Statements

                  Condensed Balance Sheets as of July 31, 1996
                  and October 31, 1995                                    3

                  Condensed Statements of Operations for the three
                  and nine month periods ended July 31, 1996 and 1995     4

                  Condensed Statements of Cash Flows for the
                  nine month periods ended July 31, 1996 and 1995         5

                  Notes to Condensed Financial Statements                 6

    ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8


PART II.  OTHER INFORMATION                                              12



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JULY 31,    OCTOBER 31,
ASSETS                                                               1996         1995
                                                                  ----------   ----------
Current assets:
        Cash and cash equivalents                                 $  639,210   $1,296,243
        Short-term marketable securities                              81,887       53,717
        Net receivable from sale of security equipment business       18,293         --
        Accounts receivable, net                                      84,142       98,547
        Inventory                                                       --         87,880
        Prepaid and other current assets                              10,292       20,136
        Advance payments to suppliers                                 56,303       46,601
                                                                  ----------   ----------
        Total current assets                                         890,127    1,603,124

Property and equipment, net                                           65,265      106,507
Investment in partnerships and joint ventures, net                   464,453      217,479
                                                                  ----------   ----------
Total assets                                                      $1,419,845   $1,927,110
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                          $   53,985   $  468,985
        Accrued liabilities                                          238,401      175,395
        Deferred grant revenue                                        33,558      137,455
        Customer deposits                                             49,857       51,906
                                                                  ----------   ----------
        Total current liabilities                                    375,801      833,741

Shareholders' equity                                               1,044,044    1,093,369
                                                                  ----------   ----------
Total liabilities and shareholders' equity                        $1,419,845   $1,927,110
                                                                  ==========   ==========


See accompanying notes to the condensed financial statements.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                 THREE MONTHS ENDED JULY 31,   NINE MONTHS ENDED JULY 31,
                                                                    1996           1995           1996           1995
                                                                 -----------    -----------    -----------    -----------
Equipment sales                                                  $   261,530    $ 1,179,563    $   732,351    $ 1,463,963
Commissions and other income                                          75,735         19,614        240,265         74,228
                                                                 -----------    -----------    -----------    -----------
Total revenues                                                       337,265      1,199,177        972,616      1,538,191
                                                                 -----------    -----------    -----------    -----------

Cost of equipment sales                                              233,030        719,835        595,996        948,305
Selling, general, and administrative expenses                        146,527        893,080        608,277      1,788,629
                                                                 -----------    -----------    -----------    -----------
Total costs and expenses                                             379,557      1,612,915      1,204,273      2,736,934
                                                                 -----------    -----------    -----------    -----------
Operating loss                                                       (42,292)      (413,738)      (231,657)    (1,198,743)

Interest income                                                       17,906         18,612         49,569         72,955
Interest expense                                                         (67)           (84)           (70)          (286)
Equity in net income (loss) of partnerships and joint ventures        55,095         (1,086)       110,869         (5,797)
                                                                 -----------    -----------    -----------    -----------
Income (loss) from continuing operations                              30,642       (396,296)       (71,289)    (1,131,871)
Income (loss) from discontinued operations                               (67)      (180,706)        21,966       (115,140)
                                                                 -----------    -----------    -----------    -----------
Net income (loss)                                                $    30,575    ($  577,002)   ($   49,323)   ($1,247,011)
                                                                 ===========    ===========    ===========    ===========


Net income (loss) per common share - continuing operations       $      0.04          (0.46)   ($     0.08)   ($     1.29)
Net income (loss) per share - discontinued operations                  (0.00)         (0.21)          0.02          (0.13)
                                                                 -----------    -----------    -----------    -----------
Net income (loss) per share                                      $      0.04    ($     0.67)   ($     0.06)   ($     1.42)
                                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding                           838,966        856,694        838,966        880,986
                                                                 ===========    ===========    ===========    ===========


See accompanying notes to the condensed financial statements.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED JULY 31,
                                                                                 1996           1995
                                                                              -----------    -----------
Cash flow from operating activities:

       Net loss                                                               ($   49,323)   ($1,247,011)

       Reconciliation of net loss to net cash used in operating activities:
             Depreciation and amortization                                         40,545         36,219
             Loss on sale of property and equipment                                 6,494           --
             Equity in net (income) loss of partnerships and joint ventures      (110,869)         5,797

       Changes in assets and liabilities:
             (Increase)decrease in accounts receivable                             (3,888)        87,743
             Decrease(increase) in inventories                                     87,880       (217,957)
             Decrease(increase) in prepaid and other current assets                 9,844        (22,774)
             (Increase) in advance payments to suppliers                           (9,702)          (818)
             (Decrease)increase in accounts payable and accrued liabilities      (351,994)       671,114
             (Decrease) in deferred grant revenue                                (103,897)          --
             (Decrease)increase in customer deposits                               (2,049)       488,417
                                                                              -----------    -----------

Net cash used in operating activities                                            (486,959)      (199,270)
                                                                              -----------    -----------

Cash flow from investing activities:
       (Purchase)sale of short-term investments                                   (28,170)     1,886,986
       (Purchase) of property and equipment                                        (5,799)        (5,059)
       Advances/contributions to joint ventures, net                             (136,105)       (63,321)
                                                                              -----------    -----------

Net cash (used in) provided by investing activities                              (170,074)     1,818,606
                                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                                 (657,033)     1,619,336

Cash and cash equivalents:

       Beginning of period                                                      1,296,243        230,199
                                                                              -----------    -----------
       End of period                                                          $   639,210    $ 1,849,535
                                                                              ===========    ===========


Supplemental disclosures of cash flow information:

       Cash paid during the period for interest                                        70            202




See accompanying notes to the condensed financial statements.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)

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

3.    Accounts Receivable

      Accounts receivable are net of the allowance for doubtful accounts. The receivable balance as of July 31, 1996 was $312,752, net of an allowance for doubtful accounts of $210,317.

4.    Stock Split

      In December, 1995, the Company declared a 1 for 3 reverse stock split. All amounts included in the financial statements and related notes give retroactive effect to the reverse stock split. The Company also amended its articles of incorporation to reduce all authorized shares by two-thirds.

5.    Discontinued Security Systems Sales and Service Business

      Effective December 31, 1995, the Company entered into an agreement selling certain assets and the rights to the sale of airport security equipment in the former Soviet Union to a company owned by a former employee. For payments over the next 30 months totaling $810,000, the Company transferred assets, inventory, customer lists, promotional materials, and other items having book value of $143,293 net of liabilities. The $810,000 amount includes reimbursement of $45,000 in expenses incurred by the Company during the first quarter of fiscal 1996 and related to this business. Due to the inherent risks of operating in the former Soviet Union, including the granting of credit, the gain on this sale will be recognized only as realized in the form of cash receipts. Cash receipts on the receivable balance have been $125,000 year to date.

      The prior year's condensed unaudited financial statements have been restated to reflect the effects of the sale of the Security Systems Sales and Service Business.

6.    Subsequent Transaction

      Subsequent to the end of the quarter, the Company entered into an agreement which gives it the right to purchase 80% of Joint Stock Company Ak-Bulak ("Ak-Bulak"), DTR's dairy partner in FoodMaster, for 85.2 million tenge ($1.27 million at the July 31st exchange rate). During the three year contract period, the Company has the right to vote 80% of the shares of Ak-Bulak. The purchase price consists of the following:

      -Purchase of 80% of the dairy for 17 million tenge ($253,600 at the July 31st exchange rate)

      -Payment of certain debts of the dairy amounting to 43.2 million tenge
       ($644,400 at the July 31st exchange rate) to be paid over a period of 22 months.

      -Capital investment of 25 million tenge ($372,900 at the July 31st exchange rate) to be paid over a period of 20 months.

      Payments made by the Company will be recorded as deferred acquisition costs.



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

         Revenue in fiscal 1995 was primarily from the sale and installation of airport security and food packaging equipment, and also included proceeds from a one-time sale of sports-related technology. A limited amount of revenue was from the Company's Moscow post office-based business centers and from the sales of x-ray tubes manufactured in Russia and sold by DTR in the United States. In June, 1995 the Company, through FoodMaster, its joint venture in Kazakhstan, started manufacturing and selling dairy products. While no significant contribution was made to the Company's operations in 1995, revenues continued to grow during the third quarter of fiscal 1996, exceeding $340,000 for the month of July. As the Company is not a majority or controlling shareholder, the activities of this joint venture are not consolidated, and only that portion of net operating results are recorded.

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

FOODMASTER JOINT VENTURE IN KAZAKHSTAN

         During fiscal year 1995, the Company formed FoodMaster, a Kazakhstan limited liability company owned in equal parts by the Company and Joint Stock Company Ak-Bulak ("Ak-Bulak"), a Kazakhstan company, for the purpose of manufacturing and selling dairy products under license from the Company. The Company applied for and received a $299,000 grant from the United States Agency for International Development (USAID) to help finance the project. During fiscal 1995, the Company received $151,871 from the USAID under terms of the grant, with an additional $109,411 received during the first nine months of fiscal 1996.

         FoodMaster started producing yogurt in July, 1995 and kefir, milk, sour cream and cottage cheese in October, 1995. Sales have increased steadily, reaching $340,000 for the month of July, 1996. Additional growth is anticipated due to well received and competitively priced products, and the introduction of new products such as ice cream, orange juice and a premium sour cream.

         The Company currently accounts for its FoodMaster joint venture under the equity method of accounting, recording only its share of FoodMaster's operating results as equity in net income or loss of partnerships and joint ventures. DTR also derives revenue from FoodMaster in the form of a licensing fee at 25% of net income before the licensing fee, having supplied the joint venture with marketing expertise, proprietary formulas and trade secrets, and DTR-owned brand names. Licensing fees of $55,095 and $110,869 were included in other income for the third quarter of fiscal 1996 and year to date, respectively. Because of the licensing payments received by the Company from FoodMaster, the Company has agreed to receive only a one-third share of operating results. As all activity conducted by FoodMaster is conducted in the local currency (the Tenge), conversion, timing, and other translation issues may arise that in the future may affect the amount actually realized by DTR.

RESULTS OF OPERATIONS

REVENUES

         Revenue from operations has been adjusted to eliminate discontinued operations related to sales and distribution of security equipment. For the three and nine month periods ended July 31, 1996, total revenues were $337,265 and $972,616, respectively, compared to $1,199,177 and $1,538,191 for the three and nine month periods ended July 31, 1995. Revenues decreased in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 due to the reduced sales of food packaging equipment, and the recording of a one-time sale of sports-related technology and the elimination of the business center activity which took place in fiscal 1995. Food packaging equipment sales declined during the quarter due to the delay in receiving final payments and completion of manufacturing. These decreases were offset by increases in the licensing fee received from FoodMaster and sales of x-ray tubes. Revenue for the nine month period ended July 31, 1996 decreased from the prior year due to decreases in the sale of food packaging equipment and the recording of the one-time sale of sports-related technology in fiscal 1995. These were partially offset by the increases in the licensing fee from FoodMaster and x-ray tube sales and current year grant revenue recognition.

COST OF EQUIPMENT SALES

         Cost of equipment sales reflects the cost to purchase equipment and the shipping, insurance and other expenses directly related to the sale and installation. Cost of equipment sales for the three and nine month periods ended July 31, 1996 were $233,030 and $595,996. Cost of equipment sales were $719,835 and $948,305 for the three and nine month periods July 31, 1995. The decrease in cost of equipment sales for the three and nine month periods are directly related to the fluctuation in sales.

         The gross profit on equipment sales for the three and nine months ended July 31, 1996 was 10.9% and 18.6%, compared to 39.0% and 35.2% for the same periods last year. The decrease in gross profit compared to fiscal 1995 is the result of food packaging equipment being sold through a subdistributor at a lower margin than in prior periods and a higher margin recognized on the one-time sale of sports-related technology recorded in the prior periods. These are offset by the higher gross profit on the favorable one-time adjustments related to the elimination of business center activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and nine month periods ended July 31, 1996 were $146,527 and $608,277, respectively, compared to $893,080 and $1,788,629 for the three and nine month periods ended July 31, 1995. Selling, general and administrative expenses for the third quarter and year to date, have been reduced by $746,553 and $1,180,352, respectively. These reductions are due primarily to staff cutbacks resulting from the restructuring, combined with the reduction in related administrative costs, including communications, rent, travel and lodging. The reduction in SG&A for the current quarter also reflects the savings resulting from the closing of the Moscow office, which took place at the end of February 1996. Operating results for the third quarter ended July 31, 1995 also included expenses related to the restructuring, and operating the laboratory in Tver, Russia, which was closed during the third quarter of last year.

INTEREST INCOME

         Interest income for the three and nine month periods ended July 31, 1996 was $17,906 and $49,569, respectively, compared to $18,612 and $72,955 for the three and nine month periods ended July 31, 1995. The higher interest earned last year was due to a higher level of excess working capital available for investment. Interest income is derived from investing excess cash in short-term instruments and cash equivalents, and other high grade marketable instruments including commercial paper, treasury notes, and bank certificates of deposit.

EQUITY IN NET INCOME AND LOSS OF PARTNERSHIPS AND JOINT VENTURES

         Equity in net income of partnerships and joint ventures of $55,095 and $110,869 for the three and nine month periods ended July 31, 1996, respectively, reflects the Companies one-third share of FoodMaster's operating profit.

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

         As of July 31, 1996, the Company had working capital of $514,326. As of October 31, 1995, the Company's working capital balance was $769,383. Excess cash is invested in short-term interest bearing instruments.

         Funding of the Company's $49,323 loss for the nine months ended July 31, 1996 and prior losses accounts for the major use of working capital provided. There were no significant purchases of furniture, fixtures or other fixed assets.

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

AK-BULAK AGREEMENT

         Because of the insolvency of Ak-Bulak, DTR's dairy partner in FoodMaster, DTR won a tender in August of 1996 for the right to purchase the dairy. The provisions of the tender allow for the purchase of 80% of the dairy for 17 million tenge ($253,600 at the July 31st exchange rate) following the payment of pre-defined debts of the dairy amounting to 43.2 million tenge ($644,400 at the July 31st exchange rate) and a capital investment of 25 million tenge ($372,900 at the July 31st exchange rate) over two years. The tender allows for DTR to take over the management of the dairy and to vote 80% of the voting shares of Ak-Bulak at shareholder meetings. Management believes that the debts can be settled for less than the stated amount. The investment capital commitment has been met in part with the introduction of a new gable top packaging machine, delivery truck, and sour cream packaging machine. Following the exercise of the option, DTR will own 80% of Ak-Bulak and 90% of FoodMaster.



                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              (a) List of Exhibits

                  Exhibit 10          Material Contracts
                                      "Contract for fiduciary management of
                                      state shares of the Open Type Joint Stock
                                      Company Ak-Bulak with their subsequent
                                      buy-out option"

                  Exhibit  27         Financial Data Schedule

              (b) Reports on Form 8-K

                  None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 13, 1996          DEVELOPED TECHNOLOGY
                                   RESOURCE, INC.
                                   ------------------------------------
                                   (Registrant)


                                   /s/ John P. Hupp
                                   ------------------------------------
                                   John P. Hupp
                                   President



                                   /s/ David A. Gardner
                                   ------------------------------------
                                   David A. Gardner
                                   Controller



                                    CONTRACT

            for fiduciary management of state shares of the open type joint stock company Ak-Bulak with their subsequent buy-out option

Almaty, Kazakhstan                                                 July 31, 1996

The present Contract is concluded between Almaty Territorial Committee for Management of State Property (further herein as Territorial Committee), represented by its Chairman K.K. Kurmashev, on the one side, and Corporation Developed Technology Resource Inc., further herein as Manager, represented by John Hupp, acting on the basis of the Charter, on the other side.

Acting on behalf of the state participant, Territorial Committee plans to implement restructuring of the joint stock company of the open type Ak-Bulak (further herein Organization), where the state holds 90% of shares of the Charter Fund, of which 80% is being transferred to Manager and 10% are given for realization to Organization's workers' collective.

Management of government shares and restructuring should increase the efficiency of Organization's operations. To achieve this Territorial Committee has announced an open tender for management of government shares and restructuring of Organization. The Manager has won the tender in July 1996.

Protocol of the tender is an integral part of this Contract.

The Parties to the Contract agree as set forth below:

                                     PART 1
                             SUBJECT OF THE CONTRACT

1.1 Territorial Committee has identified the future development of Organization as the main priority. Considering Manager's experience and skills, Territorial Committee transfers the state-owned shares of Organization under management with the goal of maximizing operational efficiency.

1.2 Manager assumes the responsibility of managing Organization by the laws of the Republic of Kazakhstan, international agreements and governmental agreements.

1.3 Management entails a variety of activities and events, performed by Manager on Organization's premises using Organization's funds as well as funds borrowed or accumulated by Manager, aimed at development and technical restructuring of Organization in order to:

- - create necessary financial stability that would allow implementation of technical and economic policies that would improve production;

- - take measures to stabilize and further develop technical capabilities of the existing production lines;

- - develop relationships and links with suppliers and distributors of finished products of Organization on domestic and international markets;

- - continue improving social welfare of Organization's employees in order to keep and create new jobs.

                                     PART 2
                               GENERAL INFORMATION

2.1 Open type joint stock company Ak-Bulak was created on the basis of a decree of Almaty Territorial Committee on _________ (date) and registered at the Justice Department of Almaty Region. Organization's Charter is enclosed with this Contract.

2.2 The Charter Fund of Organization is set at 21,414 thousand tenge (twenty one million four hundred thirteen thousand nine hundred tenge). The total number of shares is 21,414 (twenty one thousand four hundred fourteen) at the nominal value of 1,000 (one thousand) tenge per share.

2.3 The Government owns 19,272 common shares for the total amount of 19,272 thousand tenge which comprises 90% of Organization's Charter Fund, of which 10% or 2,141 shares totaling 2,141 thousand tenge are supposed to be given to the workers' collective, and 80% or 17,131 shares totaling 17,131 thousand tenge are transferred into Manager's fiduciary management.

Territorial Committee confirms that the state ownership shares were not given as collateral, that they are not put out for sale, nor do third parties have any ownership interest in them.

2.4 Manager is Corporation Developed Technology Resource Inc., registered in the state of Minnesota, USA. DTR's representative office in Almaty was registered on November 8, 1993 under N41-44-10/4, by the Frunzenski district administration, and is recognized as a legal agent of Manager in Kazakhstan and manages business deals on Manager's behalf.

Territorial Committee has copies of Manager's Charter and Foundation documents as well as registration documents of DTR's Representative office in Almaty.

2.5 According to the conditions set forth in this Contract Territorial Committee transfers and Manager assumes the rights and responsibilities of the state participant of Organization with the right to purchase shares transferred under his management.

2.6 Territorial Committee transfers to Manager under his fiduciary management 17,131 state common shares for the total amount of 17,131 thousand tenge, which comprise 80% of the Charter Fund of Organization.

Territorial Committee will remain the owner of the state shares until Manager buys them out; ownership and price of shares remains unchanged.

After Manager pays for all state shares, he receives ownership rights to assets and working capital of Organization.

Manager will get the powers of the state participant pertinent to the reorganization of Organization on the basis of the business plan.




                                     PART 3
                     RIGHTS AND RESPONSIBILITIES OF MANAGER

3.1 Manager has the right to form entirely the management (AND PERSONNEL) of Organization which is not limited to appointments of the Director, Chief Accountant, and Chief Engineer of Organization.

3.2 Manager will manage the state shares during the duration of this Contract, including but not limited to voting with 80% of shares at the meetings of shareholders of Organization and other legal entities where Organization is a co-founder or a shareholder.

3.3 Manager has the right to own, use, and manage assets and working capital of Organization. Manager can use up to 30% of Organization's assets as collateral for loans. Manager will need a written permission of Territorial Committee if he intends to use more than 30% of the assets as loan collateral.

3.4 Manager can import and export agricultural products, equipment, and other materials needed for export/import activities allowed by Kazakh laws.

Manager has the right to derive net profit on the annual basis.

3.5 Manager must sell 10% of shares to the workers' collective and distribute dividends on the shares independently. Upon expiration of this Contract Manager has the right to receive rewards for the entire period.

3.6 Manager is responsible to Territorial Committee for his obligations set forth in this Contract.

3.7 Manager will be governed by the laws of the Republic of Kazakhstan and conditions set forth in this Contract; Manager is responsible for all of Organization's debts to the state, pension fund, salaries and wages, etc. according to the Addendum 1.

3.8 Except for debts to the state and banks, Manager and its creditors determine the order in which other debts should be repaid. Manager must live up to the overall parameters of debt repayment schedule with deadlines stated in Addendum 2 and 3.

3.9 Manager does not automatically assume all debts of Organization. Manager repays the debts of Organization only according to the repayment schedule set up in the Addendum 1, which was discussed and approved by Territorial Committee on the basis of the auditing report provided by the tender's auditors. Manager is not responsible for debts not included in Addendum 1, created as a result of inflation interest , appeals to arbitrage by creditors and others that had taken place before or after the signing of this agreement, regardless of the legal status of the creditor except for payments owed to the state, taxes and pension payments.

3.10 Repayment of debts may be done by wiring money to the creditors' bank accounts as well as offering goods and services in return for debts.

If a creditor, wanting to be repaid sooner, agrees to a smaller reimbursement than the amount he is owed, Manager and the creditor have the right to settle this by working out a special mutually advantageous agreement. Such debt is considered compensated when the creditor signs a receipt form indicating the amount of reimbursement he received.

3.11 Once in three months Manager must submit a written report to Territorial Committee on the implementation of the investment obligations as set forth in Addendum 4 and submit the annual report on the implementation of the investment obligations no later than three months after the end of each fiscal year period.

3.12 Manager must consult Territorial Committee for any significant changes in the business plan which may affect the principal goals and conditions of the business plan. Territorial Committee must make a decision on the proposed changes within 14 days of receiving them.

3.13 Manager declares that he had studied financial statements of Organization prior to signing this Contract, and that he has analyzed accounting and other financial reports of Organization and discussed them with Organization's managers.

3.14 Manager has the power to register or re-register foundation documents of the Joint Stock Company Ak Bulak at the Almaty regional justice committee and to register the emission of shares at the Kazakh National Committee on Securities in compliance with pertinent laws.

3.15 Manager is a legal heir to any debts payable by Organization according to the auditors' reports.

3.16 Manager has the right to purchase the 80% of state shares in his fiduciary trust ahead of the buyout schedule.


                                     PART 4
                    RESPONSIBILITIES OF TERRITORIAL COMMITTEE

4.1 Territorial Committee has the right to periodically monitor implementation of the conditions of this Contract by Manager.

In the case of a breach of a Contractual obligation by Manager Territorial Committee informs Manager of that in writing and sets a timetable for bringing Manager's performance in compliance with the conditions of the Contract. If Manager fails to perform demands of Territorial Committee during the indicated time frame, Territorial Committee can rescind the Contract according to the applicable laws of the Republic of Kazakhstan.

4.2 Territorial Committee agrees not to make any decisions that may in any way hinder the performance of the contractual duties, including decisions on the sale of shares, introduction of the gold share, reorganization of Organization, and other.

4.3 If Manager performs his contractual duties adequately, Territorial Committee must allow the acquisition of shares being managed by Manager according to the existing regulations in tenge at a price determined in Part 2 of this Contract.

4.4 If Manager completes his performance of contractual duties ahead of time, Territorial Committee must allow Manager acquisition of shares being managed ahead of time according to the conditions set forth in Part 2 of this Contract.

4.5 Territorial Committee delegates managerial duties to Manager by giving him the power of attorney for fiduciary management of the state shares of the open type joint stock company Ak-Bulak with a right to buy them out. Territorial Committee guaranties Manager the right to the state shares transferred to him under this Contract for the entire period of the Contract.

The Parties have agreed that by transferring the right to manage the state shares to a third party Territorial Committee is considered to be in breach of this Contract. In this case Territorial Committee (or its legal successor) guarantees Manager, besides following the conditions for rescinding this Contract, compensation in the amount equal to all Manager's investments in Organization.


                                     PART 5
                         RESPONSIBILITIES OF THE PARTIES

5.1 In the case of premature breach of this Contract by one Party, the Party at fault must reimburse the other Party for all direct damages suffered as a result of such breach.

5.2 The Parties are not responsible for full or partial non-performance of their obligations under force majeure circumstances or actions of third parties, which the Parties in this Contract are not responsible for, if such actions directly affected the Parties' performance of their contractual obligations, and Manager would have to interrupt his performance for longer than 3 (three) months. Force major circumstances are any external events which cannot be avoided, including: war, natural disasters (floods, earthquakes, power and communications breakdowns, etc.). Force major or actions of third parties do not include strikes or any other forms of protest of Organization's employees.


                                     PART 6
                                   CONCLUSION

6.1 Any matters that are not regulated by this Contract will be regulated by applicable laws of the Republic of Kazakhstan and international agreements of the Republic of Kazakhstan.

6.2 The Parties agree to make efforts to resolve any conflicts pertaining to the performance of the Contractual obligations through negotiation.

When the Parties fail to resolve a conflict between each other, such cases will be resolved by the judiciary branch of the Republic of Kazakhstan according to the rules and procedures for such court cases contingent on the nature of the conflict, or, if the Parties agree so, by a settlement committee consisting of representatives of third parties.

6.3 Manager agrees not to disclose to third parties any information received from Territorial Committee pertinent to the contractual performance without an approval from Territorial Committee. If such approval is granted, any disclosure of confidential information must be appropriately marked.

Above mentioned obligations are enforceable for three years after this Contract expires and apply to Manager's employees and consultants as well.

6.4 The following people have the right to represent the Parties during the performance of the contractual obligations:

for Territorial Committee:

Kuanysh Kurmashevich Kurmashev, Chairman of Almaty Territorial Committee on State Property Management;

for Manager:

John Hupp, President of Developed Technology Resource, Inc.
Erlan Sagadiev, Manager of Kazakhstan Operations, Developed Technology Resource, Inc.; General Director, FoodMaster.

In case of Manager restructuring or ownership change, all rights and responsibilities set forth in this Contract will be transferred to Manager's successor entity created as a result of such restructuring. The successor then assumes full legal responsibility to perform Manager's obligations.

6.5 Any changes and addendum to this Contract are an integral part of it and must be signed by all the Parties. In case of a discrepancy in the meaning and content of the texts of this Contract and any addendum, documents dated by a later date have priority in interpretation.

6.6 One copy of the original Contract is prepared for Territorial Committee and one for Manager; both copies are equally enforceable.

6.7 This Contract is valid for 3 (three) years starting the day of transfer of a power of attorney for fiduciary management of state shares with a buyout option from Territorial Committee to Manager as set forth in Article 4.5 of this Contract.

6.8 The Contract expires upon the settlement of all material conditions pertinent to the buyout of state shares by Manager as set forth in Article 2.6 of this Contract. The Parties are to sign an document allowing for dissolution of the Contract which will expire on the day of the signing.

6.9  The following Appendixes are an integral part of this Contract:

6.9.1  Debt Repayment Schedules - Appendixes 1, 2, 3.
6.9.2  Investment Schedule for Plant - Appendix 4.
6.9.3  Protocol of Tender N______ of _________________ 1996.
6.9.4  Organization's Charter


LEGAL ADDRESSES OF THE PARTIES

Almaty Territorial Committee             Developed Technology Resource, Inc.
(Address)                                (Address)

SIGNED

- -----------------------                  -----------------------
Kurmashev K.K.                           John Hupp
Chairman, Almaty                         President, DTR
Territorial Committee
                                         -----------------------
                                         Mikhail Ter-Vartanov
                                         DTR's Representative in Almaty




APPENDIX 1
DTR'S DEBT REPAYMENT SCHEDULE FOR AK-BULAK'S DEBTS

                                                    REPAYMENT
 SECTION                DESCRIPTION                 DEADLINE        AMOUNT, TENGE      NOTES
    I      DEBTS TO THE STATE
           Pension Fund                             10.10.96             497,000
           Budget (VAT and other)                   10.10.96             599,000

                                                               -----------------
           TOTAL DEBTS TO THE STATE                                    1,096,000
                                                               -----------------

    II     SALARIES AND WAGES                                                       After state
           Collective's Salaries and Wages          10.10.96             348,000    debt repayment

                                                               -----------------
           TOTAL SALARIES AND WAGES                                      348,000
                                                               -----------------

   III     BANK LOANS OUTSTANDING
           Short Term Credit                        10.11.96           3,200,000

                                                               -----------------
           TOTAL BANK LOANS OUTSTANDING                                3,200,000
                                                               -----------------

    IV     DEBTS TO OTHER CREDITORS                                                 The Manger establishes
           All Other Creditors
           set forth in Appendix 2                  10.04.98          38,572,300    the order in which (See
           (See Appendix 3 for Other Creditor                                       debts to other creditors
           Debts Repayment Schedule)                                                are to be repaid,
                                                                                    accounting methods for
                                                               -----------------
           TOTAL DEBTS TO OTHER CREDITORS                             38,572,300    debt repayment according to
                                                               -----------------    Article and Appendix 3
                                                                                    of this Contract.
                                                               =================
           GRAND TOTAL DEBTS FOR REPAYMENT                            43,216,300
                                                               =================


APPENDIX 2
DEBT REPAYMENT SCHEDULE - OTHER CREDITORS

           NAME                  DEBT AMOUNT, TENGE     PRODUCT/SERVICE

     1 Ilyicha Farm                    3,287,078           Milk
     2 Urozhai Farm                    1,127,537           Milk
     3 Baltabai Farm                   1,787,197           Milk
     4 Oktyabrski Farm                11,045,800           Milk
     5 Djarsu Farm                       503,316           Milk
     6 Samal Farm                      1,640,929           Milk
     7 PSH Saz                           291,048           Milk
     8 Kara-Kemir                        405,698           Milk
     9 Djanashar Farm                  1,433,938           Milk
    10 Issyk Joint Stock Co.           4,342,459           Milk
    11 Almaty Oil Storage                 25,525           Fuel Oil
    12 Alekseevskoe Auto Co.           2,364,889           Auto Services
    13 UVIK                               37,548           Water
    14 IPAS                            5,527,508           Electricity
    15 Security Department               112,394           Security Services
    16 Desert Cooperative                 84,539           Materials
    17 Kentas Enterprise                 360,000           Salt
    18 DIAP                                  532           Materials
    19 Iskra GKO                             324           Materials
    20 Raidozostation                     10,564           Services
    21 AChP Adil                         235,000           Materials
    22 KSU-1                           2,977,324           Construction Services
    23 KSU-2                             383,060           Construction Services
    24 MChP Victor                       289,131           Materials
    25 Temp Company                      182,044           Materials
    26 DSU-13                            116,834           Services

       TOTAL                          38,572,216


APPENDIX 3
DEBT REPAYMENT SCHEDULE FOR AK-BULAK'S DEBTS - OTHER CREDITORS

The beginning balance for debts after repayment of state and bank debts, tenge 43,216,300


        DATE                      AMOUNT                       BALANCE

       8/10/96                     599,000                     42,617,300
       9/10/96                     497,000                     42,120,300
      10/10/96                     348,000                     41,772,300
      11/10/96                   3,200,000                     38,572,300
      12/10/96                   2,050,000                     36,522,300

       1/10/97                   2,050,000                     34,472,300
       2/10/97                   2,050,000                     32,422,300
       3/10/97                   2,050,000                     30,372,300
       4/10/97                   2,050,000                     28,322,300
       5/10/97                   2,050,000                     26,272,300
       6/10/97                   2,050,000                     24,222,300
       7/10/97                   2,050,000                     22,172,300
       7/10/97                   2,050,000                     20,122,300
       8/10/97                   2,050,000                     18,072,300
       9/10/97                   2,050,000                     16,022,300
      10/10/97                   2,050,000                     13,972,300
      11/10/97                   2,050,000                     11,922,300
      12/10/97                   2,050,000                      9,872,300

       1/10/98                   2,050,000                      9,872,300
       2/10/98                   2,050,000                      7,822,300
       3/10/98                   2,050,000                      5,772,300
       4/10/98                   2,050,000                      3,722,300
       5/10/98                   3,722,300                          -


APPENDIX 4
SCHEDULE OF DTR'S INVESTMENT IN AK BULAK FOR TECHNICAL OVERHAUL

Investment, tenge                                      25,000,000

        DATE                      AMOUNT                 BALANCE

       8/10/96                 1,850,000               23,150,000
       9/10/96                 8,450,000               14,700,000
      10/10/96                 1,850,000               12,850,000
      11/10/96                 1,850,000               11,000,000
      12/10/96                 1,850,000                9,150,000

       1/10/97                     -                    9,150,000
       2/10/97                     -                    9,150,000
       3/10/97                 1,000,000                8,150,000
       4/10/97                 1,000,000                7,150,000
       5/10/97                 1,000,000                6,150,000
       6/10/97                 1,000,000                5,150,000
       7/10/97                     -                    5,150,000
       7/10/97                     -                    5,150,000
       8/10/96                     -                    5,150,000
       9/10/97                     -                    5,150,000
      10/10/97                 2,000,000                3,150,000
      11/10/97                 1,000,000                2,150,000

       1/10/98                 1,850,000                2,150,000
       2/10/98                 1,850,000                  300,000
       3/10/98                   300,000                    -


Notes: Investments will be made according to the needs of production. Total up-to-date amount of investment for technical overhaul and reconstruction will be a control measure. The investment is considered de facto for reconstruction purposes when assets are acquired and for technical overhaul when equipment is purchased on the books.

                          ALMATY TERRITORIAL COMMITTEE



                         TENDER FOR FIDUCIARY MANAGEMENT
                               OF STATE SHARES OF
                          JOINT STOCK COMPANY AK-BULAK

                                       A.

1. Investment of 20 million tenge set as follows: 1996 - 5 million tenge, 1997 - 7 million tenge, 1998 - 8 million tenge.

2. Repayment of debts to creditors for the total amount of 43.2 million tenge from 1996 through the first half of 1998, including salaries and wages debts, debts to the state, pension fund and short term loan debts payments prior to 11.01.96.

3.  Maintaining the same staffing levels until 1998.

4.  Retaining the same business specialization during a 3-year period.

5.  Optimizing production levels.

6.  Sustaining high levels of environmental preservation in operations.

                                       B.

The state shares transferred into fiduciary management with a buyout option are 17,131 shares for the amount of 17,131.1 thousand tenge. This condition is approved at a meeting of the Tender Committee (protocol # _____ from __________
(date)).




                          ALMATY TERRITORIAL COMMITTEE


                              POWER OF ATTORNEY #7

ALMATY                                                             JULY 31, 1996

Almaty Territorial Committee for management of state property, authorized by Presidential decree of the Republic of Kazakhstan that has the power of a law on privatization, on the basis of the final contract #7 signed on July 31, 1996 on the fiduciary management of a company, entrusts Developed Technology Resource, Inc. of Minneapolis, USA with a right to manage state shares in the joint stock company Ak-Bulak.

Corporation Developed Technology Resource, Inc. which receives state shares in Ak-Bulak equaling 80% of the Charter Fund with the right to own, use, and manage, has the right to manage Joint Stock Company AK-Bulak and take part in meeting of shareholders within the limits set forth in the contract.