Form 10KSB40
period 1996-10-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1997-01-29
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                       OR

         [ ] Transition report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-21394

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                  MINNESOTA                            41-1713474
          State of Incorporation             I.R.S. Employer Identification No.
                        12800 WHITEWATER DRIVE, SUITE 170
                           MINNETONKA, MINNESOTA 55343
                      Address of Principal Executive Office

                                  612/938-7080
                            Issuer's Telephone Number

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {X}

Issuer's revenues for its most recent fiscal year:  $4,613,162

As of December 27, 1996, 839,010 shares of the Company's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Company on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on December 27, 1996 was $839,535. For purposes of this computation, affiliates of the Company are deemed only to be the Company's executive officers and directors. See Item
11.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Company's Proxy Statement for its April 24, 1997 Annual Meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Developed Technology Resource, Inc. (the "Company" or "DTR") was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union (FSU) for transfer and sale to companies in the West. During the first two years of operation, the Company experienced limited success from its efforts to locate and sell technology, and shifted its focus from the transfer of FSU technology to the United States to the sale and distribution of equipment and services to organizations in the FSU. The Company also developed business opportunities in the FSU, including the opening of business centers and the forming of the FoodMaster joint venture ("FoodMaster") to process and sell dairy products in Kazakhstan.

         In the third quarter of fiscal 1995, the Company's Board of Directors approved a restructuring plan that focused the Company's efforts on the aviation security business, the business centers, and the food processing business. In the fourth quarter of 1995, after further management review, the Company decided to exit from the business centers operations. During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 including reimbursement of expenses of $45,000. This transaction is more fully described in Item 6, "Discontinued Operations." The financial statements and related information have been adjusted to reflect the sale of this business. Additionally, overhead was reduced to the level necessary to effectively support continuing operations in conjunction with its restructuring plan.

         In 1995, the Company formed FoodMaster, a Kazakhstan limited liability company owned in equal parts by the Company and Ak-Bulak, a Kazakhstan company, for the purpose of manufacturing and selling dairy products under license from the Company. The Company applied for and received a grant of approximately $300,000 from the United States Agency for International Development (USAID) to help finance the project. Dairy production began in June, 1995, and sales grew each quarter through 1996. Effective August 1996, the Company won a tender with an option to purchase 80% of its failing Kazakhstan partner, Ak-Bulak.

ONGOING BUSINESS STRATEGY

         The dairy industry in the FSU has suffered significantly since the collapse of the FSU, with milk supplies dropping during the period from 1990 to 1995 by 60% and continuing its slide in 1996. The drop in raw milk has been caused by a number of factors, including lack of financing at the farm level to purchase feed grain and supplies, the slaughtering of cows, and poor farm management. The demand for milk products remains strong, with imports only partially offsetting the drop in local milk production. There exists an opportunity to enter the dairy food market with relatively low capital costs and with little competition.

         The Company's strategy is to expand its dairy processing business in Kazakhstan and to other regions of the FSU. To do this, the Company will need to obtain additional financing. If additional financing can be raised, DTR plans to exercise its option to purchase 80% of Ak-Bulak, resulting in a 90% ownership of FoodMaster. Also, FoodMaster will begin production of certain products in Akmola, Kazakhstan's new capital, through a joint venture. Akmola is located to the north and west of Almaty and closer to additional supplies of raw milk. The Company will continue to develop its brand recognition and to produce new products for the market. The Company believes that a further emphasis on developing the yogurt market and the addition of ice cream will enhance profitability.

         The Company is looking into several regions in the FSU for expansion. The Company will identify dairies that are in need of both capital and management and look to purchase controlling interests in those dairies.

BUSINESS OPERATIONS

FOODMASTER

         In fiscal 1996, FoodMaster generated revenue of $3,390,506 from the sale of its dairy products. Direct cost of sales was $1,884,105 (56%), with indirect production costs of $363,285 (11%). Overhead expenses for the same period were $547,856 (16%). FoodMaster, after taxes and DTR royalty fees of $117,779, earned $353,335 for the year (10%). The majority of the revenue was earned from the sales of kefir, a pourable yogurt-like product common in the market.

X-RAY TUBES

         In fiscal 1996, DTR located a new customer for the x-ray tubes it sells under its exclusive distribution agreement with Svetlana-Rentgen ("Svetlana"), a company located in St. Petersburg, Russia. EG&G Astrophysics Research Corporation remains DTR's largest customer. Due to production limitations of its manufacturer, DTR has not pursued additional customers. Revenue, cost of sales and gross profit from the sale of X-ray tubes was $243,860, $187,880 and $55,980, respectively.

FOOD PACKAGING EQUIPMENT

         In November of 1994 the Company signed an International Distribution Agreement with NiMCO Corporation, of Crystal Lake, Illinois, granting the Company exclusive right to sell certain NiMCO products in most areas of the FSU. The Company markets these products through ProPak, a sub-distributor, under an agreement whereby the Company receives commissions based on actual sales. Through this sub-distribution agreement, DTR sold eight NiMCO packaging machines in 1996, earning revenue of $728,800 and gross profit of $62,760. The exclusive agreement with NiMCO expired as of December 31, 1996, and it is unsettled as to whether DTR will maintain either of its current arrangements.

COMPETITION

FOODMASTER. FoodMaster started producing yogurt in July, 1995 and kefir, milk, sour cream and cottage cheese in October, 1995. Major competitors are other local and regional dairies who compete with FoodMaster for the same raw materials (primarily milk produced by local farmers) as well as the same customers for finished product. Most of these dairies have been purchasing milk and other milk products from local farmers under state run programs for many years. As markets in the FSU continue to open up and become more receptive to foreign investment, it is reasonable to expect other companies similar to DTR, especially those affiliated with large international packaging and equipment companies, to enter this market. The entry of these companies into a market in direct competition with DTR would have a negative impact on operations.

X-RAY TUBES. It is the Company's belief that Svetlana is the only manufacturer of x-ray tubes in the FSU. In the U.S., there are a large number of companies manufacturing and selling x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share.

FOOD PACKAGING EQUIPMENT SALES. In fiscal 1996, the Company continued to represent NiMCO on an exclusive basis in the distribution of food packaging equipment in the FSU. After extensive research, DTR determined that NiMCO produced equipment well suited for the Russian market. Manufacturers producing competing equipment of similar performance include Tetra-Laval of Sweden, Elo-Pak of Norway, International Paper of the United States, Pastu-Pack of the UK, and Galdi of Italy. Some of these companies have been selling equipment in the FSU more than 20 years. The Company does not currently have a measurable market share.

PRINCIPAL SUPPLIERS

FOODMASTER. The supply of raw milk for the manufacturing of the dairy products comes from several farms in the Almaty region. Although the Company periodically experiences shortages of raw milk or poor quality milk, reconstituted powdered milk is available as a substitute. The Company is continuing to search for other sources of raw milk. The ingredients for its yogurt and ice cream are imported and there are several suppliers. The packaging materials also are imported and there are several sources for the cups and cartons used in production.

X-RAY TUBES. Svetlana, based in the FSU, is the exclusive principal supplier of tubes to the Company.

FOOD PACKAGING EQUIPMENT. NiMCO based in Crystal Lake, Illinois, is the exclusive supplier of food packaging equipment to the Company and its sub-distributor. The exclusive agreement with NiMCO expired as of December 31, 1996, and it is unsettled as to whether DTR will maintain this arrangement.

MAJOR CUSTOMERS

         The primary source of the Company's total sales ($4,463,264) in fiscal 1996 was from its FoodMaster dairy operations. This business accounted for $3,390,506 or 76% of total sales. No single customer within the dairy operation accounted for 10% of total revenue.

GOVERNMENTAL REGULATIONS

         The Company's principal revenue-generating business activity in fiscal 1996 was the manufacturing and selling of dairy products in the FSU. The governmental, political, social, and legal structures within countries of the FSU are evolving. Most legal rules and regulations are modeled after Russia's, the largest of the FSU countries. In general, business must comply with decrees, laws, and instructions issued from a multitude of government bodies at the national and local levels. Decrees are issued by the President, laws are passed by the parliament, and instructions are normally promulgated at the Ministry level. Often decrees and laws conflict, and the instructions may or may not clarify the issues.

         The government regulations that most affect the Company are in the areas of taxation, currency and customs regulation, business registration, and labor laws. The Company attempts to fully comply with the laws in all the countries of the FSU in which business is conducted, and as necessary, may seek legal counsel in the United States or from local counsel in the country in which business is being conducted when questions arise requiring specialized knowledge.

EMPLOYEES

         The Company presently has 4 full-time employees in its offices in Minnetonka, Minnesota, 2 full-time employees in its office in Almaty, Kazakhstan, and approximately 120 full-time employees at FoodMaster. The Company is not a party to any collective bargaining agreements and believes its employee relations are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

         During fiscal 1996, the Company downsized its Corporate Headquarters in Minnentonka, Minnesota from 3,439 to 2,139 square feet of space. The space is leased at a monthly rate of approximately $2,900 which includes base rent and operating costs. The lease has a term of 37 months and expires in October 1997. DTR subleases a portion of this space, reducing its effective rent to approximately $500 per month.

         For its offices in Almaty, Kazakhstan, FoodMaster is renting approximately 4,000 square meters of space under terms of a lease requiring rental payments of $1,700 per month. The lease expires in September of 1998.


ITEM 3.  LEGAL PROCEEDINGS

         In 1996, the Company filed suit against a former officer for breach of contract, and a counterclaim was filed by him for breach of the severence agreement. In January, 1997, the lawsuit was settled, with DTR having no contingent future liability.

         In 1996, a former employee filed a claim with the Minnesota Department of Human Rights and concurrently with the Equal Employment Opportunity Commission (EEOC), charging the Company with age and national origin discrimination. No action has been taken by either the department or the EEOC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the year ended October 31, 1996.



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock traded on the National Association of Securities Dealer Automated Quotation System (NASDAQ) from April 23, 1993 until November 3, 1995, when the Company was de-listed as a result of noncompliance with minimum per-share price requirements. Following a three for one reverse split in December, 1995, the Company was re-listed. In the first quarter of 1996, the Company fell below the listing requirements and was again de-listed. Since then, the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol of DEVT.

         The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported on the NASDAQ Small Cap Market (until November 3, 1995) and the OTC Bulletin Board for subsequent periods. The quotations presented below reflect inter-dealer prices, without mark-up, mark-down, or commission and may not reflect actual transactions.

                                                 Bid Price
                  FISCAL 1995            Low                      High
                  -----------            ---                      ----
                  First Quarter          3/4                      1 1/2
                  Second Quarter         1/2                      1 1/4
                  Third Quarter          7/16                     3/4
                  Fourth Quarter         9/16                     1

                  FISCAL 1996
                  -----------
                  First Quarter          3/4                      1 1/8
                  Second Quarter         7/8                      1 1/4
                  Third Quarter          7/8                      1 1/8
                  Fourth Quarter         7/8                      1 1/2


         As of October 31, 1996, the Company had 103 holders of record of its Common Stock. The Company estimates there are 800 to 1000 beneficial owners of its Common Stock.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: 1 (800) 468-9716 or (612) 450-4064.

         The Company has never declared or paid any dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements included in this Management's Discussion and Analysis and elsewhere in this Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

         In fiscal 1996, the Company derived 76% of its revenue from its FoodMaster dairy processing in Kazakhstan. The Company focused its resources and attention on expanding the dairy processing business in Kazakhstan and to other republics of the FSU. Effective August, 1996, the Company won a tender with an option to purchase 80% of its failing Kazakhstan dairy partner ("Ak-Bulak" or "Dairy"). Under the terms of the tender agreement, the Dairy has been placed under the management of DTR with the right of DTR to purchase 80% interest in the Dairy over a three year period. DTR agreed to pay the Dairy's outstanding debts amounting to 43.2 million tenge ($644,400 at the October 31, 1996 exchange rate), invest in capital improvements to the plant amounting to 25 million tenge ($356,250 at the October 31, 1996 exchange rate), and an option price of 17 million tenge ($242,250 at the October 31, 1996 exchange rate). DTR, in partial fulfillment of its commitment to capital improvements, has invested a new kefir packaging machine, an additional yogurt/sour cream packaging machine, and is purchasing a new ice cream line that will allow FoodMaster to make premium ice cream novelty bars. Upon exercise of its purchase option, DTR will own 90% of FoodMaster.

         As a result of the tender agreement, the Company has controlling interest in FoodMaster and as such, accounts for FoodMaster on a consolidated basis. DTR also derives revenue from FoodMaster in the form of licensing and royalty fees, having supplied the joint venture with marketing expertise, proprietary formulas and trade secrets, and DTR-owned brand names. As all activity conducted by FoodMaster is conducted in the local currency (the Tenge), conversion, timing, and other translation issues may arise that in the future may affect the amount actually realized by DTR.

         The Company's Minnesota personnel provides support to the Kazakhstan operations and are involved extensively in the Company's attempts to expand the dairy processing business to other areas in the FSU.

RESULTS OF OPERATIONS

REVENUES

         Revenue from operations has been adjusted to eliminate discontinued operations related to the security systems and service division. The Company generated total revenues of $4,613,162 in fiscal 1996, compared to $1,992,079 in fiscal 1995, a 130% increase. The increase in revenue was due in large part to the first full year of the FoodMaster operation in Kazakhstan, which had revenue of $3,390,506 for fiscal 1996. In addition to revenue from the its Kazakhstan subsidiary, DTR also had a much smaller amount of revenue from the continued sale of x-ray tubes in the United States ($243,860) and food packaging equipment into the FSU ($728,800).

COST OF SALES

         Cost of sales for fiscal 1996 was $3,213,914, compared to $1,322,880 for the same period last year. The gross profit percentage on sales for fiscal 1996 was 31%, compared to 35% for fiscal 1995. Cost of sales reflects the cost of manufacturing the dairy products in Kazakhstan, and to a lesser extent the cost of purchasing x-ray tubes and food packaging equipment.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for fiscal year 1996 were $1,217,723 compared to $1,921,551 for 1995. The FoodMaster subsidiary comprised $547,856 of the expenses in fiscal year 1996. Overall expenses for DTR were decreased significantly in fiscal 1996 due to the closing of the Moscow office and staff reductions in Minnesota. Major expense categories in fiscal 1996 were:

SALARY AND BENEFITS. Total consolidated salaries and benefits for fiscal 1996 were $510,506 of which FoodMaster accounted for $216,473. DTR's total salaries decreased from $1,068,870 in fiscal 1995 to $294,033 in fiscal 1996.

TRAVEL AND ENTERTAINMENT. Total consolidated travel and entertainment expenses for fiscal 1996 were $97,995 of which FoodMaster accounted for $41,466. DTR's total travel and entertainment decreased from $135,746 in fiscal 1995 to $56,529 in fiscal 1996.

PROFESSIONAL FEES. Total consolidated professional fees for fiscal 1996 were $164,738 of which FoodMaster accounted for $25,042. DTR's total fees decreased from $345,092 in fiscal 1995 to $139,696 in fiscal 1996.

COMMUNICATIONS. Total consolidated communication expenses for fiscal 1996 were $48,077 of which FoodMaster accounted for $15,905. DTR's total expenses decreased from $136,679 in fiscal 1995 to $32,172 in fiscal 1996.

DEPRECIATION. Total consolidated depreciation expense for fiscal 1996 was $172,731 of which FoodMaster accounted for $56,434.

OTHER EXPENSES. This category consists primarily of supplies and rent. Total consolidated "other expenses" for fiscal 1996 were $223,776 of which FoodMaster accounted for $174,461. DTR's total expenses decreased from $190,282 in fiscal 1995 to $47,315 in fiscal 1996.

DISCONTINUED OPERATIONS

         Effective December 31, 1995, the Company entered into an agreement selling certain assets and the rights to the sale of airport security equipment in the FSU to a U.K. company owned by a former DTR employee. For a combination of fixed and contingent payments, the Company transferred assets, inventory, customer lists, promotional materials, and other items having a net book value on January 31, 1996 of $143,293.

         Under terms of the agreement, the Company assigned to the former employee all its rights under exclusive distribution agreements with its principal suppliers, and agreed to cooperate to effect a smooth transfer of the business. Consideration to be received by the Company includes a cash payment of $45,000 to reimburse the Company for expenses related to this business during the first quarter of fiscal 1996, and payments over the next 30 months totaling $765,000. A portion of these payments are personally guaranteed and are collateralized by his ownership of 16,430 shares of the Company's common stock. Additional contingent payments may also be received based on future performance. The Company retained the right to pursue airport security management contracts.

         Due to the inherent risks associated with doing business in the FSU, including credit risk, the Company recorded the note receivable and has deferred all profit until payments are received.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net losses since inception have been funded primarily from financing activities, advance deposits received from customers, and profits on equipment sales and FoodMaster operations. Financing activities consisted of two private placements in 1992 and an initial public offering of the Company's common stock in 1993, resulting in total net proceeds of $4,623,052.

         As of October 31, 1996 consolidated working capital was approximately $630,000. Excess cash is invested in short-term interest bearing instruments.

         Planned uses of working capital include the funding of selling, general and administrative expenses. As approved and authorized by the Company's Board of Directors, the Company may elect to invest limited amounts in future dairy processing and packaging joint ventures if additional outside funding can be obtained, along with suitable partners and facilities.

         Based on projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through fiscal 1997.


ITEM 7.  FINANCIAL STATEMENTS - DEVELOPED TECHNOLOGY RESOURCE, INC.

         See Financial Statements beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 23, 1996, Price Waterhouse, LLP ("PW") the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, declined to stand for re-election. PW's reports on the financial statements for the past two years do not contain an adverse opinion or disclaimer of opinion, and are not modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the two most recent fiscal years and through April 23, 1996, there have been no disagreements with PW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PW would have caused them to make reference thereto in their report on the financial statements for such years. The decision to change accountants has been approved by the Board of Directors of the Company.

         On April 23, 1996 Lurie, Besikof, Lapidus & Co. LLP was appointed as the Company's new independent accountant to audit the Company's financial statements. During the two most recent fiscal years and through April 23, 1996, the registrant has not, prior to engaging the new accountant, consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or regarding the type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by Item 9 is incorporated herein by reference to the section entitled "Principal Shareholders and Ownership of Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1996.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 11 is incorporated herein by reference to the section entitled "Principal Shareholders and Ownership of Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are filed herewith beginning on page F-1:

         (i)      Independent Auditor's Report

         (ii)     Report of Independent Accountants

         (iii)    Consolidated Balance Sheets as of October 31, 1996 and 1995

         (iv) Consolidated Statements of Operations for the years ended October 31, 1996 and 1995

         (v) Consolidated Statements of Shareholders' Equity for the years ended October 31, 1996 and 1995

         (vi) Consolidated Statements of Cash Flows for the years ended October 31, 1996 and 1995

         (vii)    Notes to Consolidated Financial Statements

      (a)(2)      The following exhibits are submitted herewith:

         3.1      Articles of Incorporation of the Company(1)

         3.2 Certificate of Amendment of Articles of Incorporation of the Company(1)

         3.3      Bylaws of the Company(1)

         3.4 Certificate of Amendment of Articles of Incorporation of the Company, changing registered office address(1)

         3.5 Certificate of Amendment of Articles of Incorporation of the Company as filed on Form 8-A/A dated November 30, 1995(5)

         4.1 Form of stock certificate representing Common Stock, $.01 par value per share, of the Company, as filed on Form 8-A/A dated November 30, 1995 and issued by Company after 1 for 3 reverse split effective 12/12/95(5)

         4.2 Form of Subscription Agreement and Investment Representations in connection with private placement of 300,000 shares of Common Stock(1)

         10.1 Asset Sale Agreement between Company and a corporation to be organized by Oleg Yermakov selling the Company's security equipment distribution business and certain assets to Oleg Yermakov, contingent on certain future events(6)

         10.2 Exclusive Distributor Agreement dated October, 1995 between Company and SECTOR 6, Security Division of N.V. COMAUTO S.A.(6)

         10.4     1992 Stock Option Plan(1)

         10.5     Form of Stock Option Agreement(1)

         10.6 Technology Agreement effective May 1, 1992 between the Company and Fluxatron Systems International, Inc.(1)

         10.7 Consulting Agreement effective May 1, 1992 between Atarius U.S., Inc. and the Company, attaching the separate employment agreements, as amended, between Atarius U.S., Inc. and Anatoli
                  Z. Kvaktounov and Oleg Yermakov(1)

         10.8 Five-Year Common Stock Purchase Warrant granted to Peter L. Hauser IRA, #310200-9, Equity IRA Company on May 26, 1992, for the purchase of 27,500 shares of Common Stock of the Company at an exercise price of $2.00 per share, with certain demand and piggyback registration rights(1)

         10.9 Five-Year Common Stock Purchase Warrant granted to Equity Securities P.S.T. for the Benefit of Nathan Newman on May 26, 1992, for the purchase of 27,500 shares of Common Stock of the Company at an exercise price of $2.00 per share, with certain demand and piggyback registration rights(1)

         10.10    Replacement Promissory Note dated January 11, 1993 from Robert
                  L. Porter to the Company in the principal amount of $10,000(1)

         10.11    Replacement Promissory Note dated January 11, 1993 from Erich
                  C. Steinbergs to the Company in the principal amount of $10,000(1)

         10.12 Form of Assignment of Financial Advisory Agreement from the Company to FAI Limited Partnership, effective January 31, 1993(1)

         10.13 Exclusive Distributor Agreement dated June 1, 1992 between EG&G Astrophysics Research Corporation and the Company(1)

         10.14 Nonexclusive Distributor Agreement dated June 1, 1992 between EG&G Astrophysics Research Corporation and the Company, as amended(1)

         10.15 Developed Technology Resource, Inc. 1993 Outside Directors Stock Option Plan(2)

         10.16 Application - Foundation Agreement on Establishment of Closed Joint Stock Company "ICP Int." among the Company, the Institute of Chemical Physics of the Russian Academy of Sciences and A.M. Shapiro, and English text of ICP Charter and Agreement(1)

         10.20 Partnership Agreement dated January 16, 1992 among the Company, Armen P. Sarvazyan and Stanislav Yemelyanov concerning the formation of Medical Biophysics International, as amended by Partnership Agreement Amendment dated August 20, 1992(1)

         10.21 Letter of Understanding dated June 18, 1992 between the Company and Armen P. Sarvazyan concerning Medical Biophysics International, and May 22, 1992 letter from the Company to Dr. Armen P. Sarvazyan, Ph.D.(1)

         10.22 Assignment of rights to Intracavity Ultrasonic Device for Elasticity Imaging from Armen P. Sarvazyan, Stanislav Emelianov and Andrei R. Skovoroda to Medical Biophysics International(1)

         10.23 Assignment of rights to Method and Apparatus for Elasticity Imaging from Armen P. Sarvazyan and Stanislav Emelianov to Medical Biophysics International(1)

         10.24 Assignment of rights to Method and Device for Mechanical Tomography of Tissue from Armen P. Sarvazyan to Medial Biophysics International(1)

         10.26 Agreement between the Board of the Designers of Kazakhstan and the Company(1)

         10.27 Office Lease dated October 1, 1993 between the Company (Lessee) and Minnesota Master Limited Partnership (Lessor)(2)

         10.28    Registration of DTR Moscow office as Registered Office #105(1)

         10.29 Amendment No. 2 to lease for office space between Developed Technology Resource, Inc. and Cargill, Incorporated dated August 15, 1994(3)

         10.32 Memorandum from A. Shapiro to the Company concerning the transfer of technologies or exclusive license to ICP-INT(1)

         10.38 Consulting Agreement dated March 31, 1993 between the Company and Donald V. Murray(1)

         10.39 Confidentiality Agreement and Letter of Understanding between the Company and NordicTrack(1)

         10.42 Form of Underwriter's Warrants dated April 23, 1993 between the Company and Equity Securities Trading Co., Inc.(2)

         10.43 Form of Directors and Officers Indemnification Agreement issued to each of the Company's officers and directors on October 15, 1993 by action of the Board of Directors(2)

         11.1 Statement of computation of per share earnings - not applicable

         21.1     Subsidiaries of the Company(2)

         23.2     Consent of Lurie, Besikof, Lapidus & Co., LLP

         23.3     Consent of Price Waterhouse LLP(6)

         27       Financial Data Schedule

------------------------------------

(1) Incorporated by reference to the same exhibit number included in the Company's registration statement on Form SB-2, as Amended, filed with the Commission as file number 33-58626C.

(2) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1993.

(3) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1994.

(4) Incorporated by reference to the same exhibit number included in the Company's Quarterly Report on Form 10-QSB for the second fiscal quarter ended April 30, 1995.

(5) Incorporated by reference to the same exhibit included in the Company's Form 8-A/A filed with the Commission on December 12, 1995.

(6) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1995.
 .




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DEVELOPED TECHNOLOGY RESOURCE, INC.


Date:  January 29, 1997         By _________________________________________
                                         Name:   John P. Hupp
                                         Title:  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 29, 1997.

NAME                                                 TITLE
----                                                 -----


_______________________________     President and Secretary
John P. Hupp                        (Chief Executive Officer)

_______________________________     Director
Peter L. Hauser

_______________________________     Director
Roger W. Schnobrich



                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      Years Ended October 31, 1996 and 1995


                                                         PAGE
                                                         ----

Independent Auditor's Report                             F-2
Report of Independent Accountants                        F-3
Consolidated Balance Sheets                              F-4
Consolidated Statements of Operations                    F-5
Consolidated Statements of Shareholders' Equity          F-6
Consolidated Statements of Cash Flows                    F-7
Notes to Consolidated Financial Statements               F-8



                          INDEPENDENT AUDITOR'S REPORT





The Board of Directors and Stockholders
Developed Technology Resource, Inc.
Minnetonka, Minnesota


We have audited the accompanying consolidated balance sheet of DEVELOPED TECHNOLOGY RESOURCE, INC. as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of DEVELOPED TECHNOLOGY RESOURCE, INC. as of October 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                              LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
January 2, 1997


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
 and Shareholders of
 Developed Technology Resource, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. at October 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Developed Technology Resource, Inc. for any period subsequent to October 31, 1995.





PRICE WATERHOUSE LLP
Minneapolis, Minnesota
December 8, 1995







                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1996 and 1995
                                     ASSETS
                                                                                             1996                1995
                                                                                         -------------      -------------

CURRENT ASSETS
    Cash and cash equivalents                                                            $     635,609      $   1,296,243
    Short-term marketable securities                                                              -                53,717
    Receivables:
       Trade, net of allowance for doubtful accounts of
          $235,000 and $213,000, respectively                                                  126,811            245,748
       Sale of business division                                                               360,000               -
       Other                                                                                    28,630             26,152
    Inventory                                                                                  205,999            208,801
    Advance payments to suppliers                                                              214,961             46,601
    Prepaid expenses and other current assets                                                   34,670             22,134
                                                                                          ------------       ------------
       TOTAL CURRENT ASSETS                                                                  1,606,680          1,899,396
                                                                                          ------------       ------------
FURNITURE AND EQUIPMENT                                                                        711,654            238,332
    Less accumulated depreciation                                                              198,101            110,825
                                                                                          ------------       ------------
                                                                                               513,553            127,507
                                                                                          ------------       ------------
OTHER ASSETS
    Receivable from sale of business division                                                  280,000               -
    Acquisition costs                                                                           35,616               -
    Investment in joint ventures                                                                  -               217,479
                                                                                          ------------       ------------
                                                                                               315,616            217,479
                                                                                          ------------       ------------
                                                                                         $   2,435,849      $   2,244,382
                                                                                          ============       ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable - trade                                                             $     188,916      $     546,780
    Note payable                                                                                70,910               -
    Accrued liabilities                                                                        282,032            304,324
    Customer deposits                                                                           44,876            162,454
    Deferred grant revenue                                                                      13,055            137,455
    Deferred gain on sale of business division                                                 341,707               -
    Income taxes payable                                                                        34,012               -
                                                                                          ------------       ------------
       TOTAL CURRENT LIABILITIES                                                               975,508          1,151,013
                                                                                          ------------       ------------
DEFERRED GAIN ON SALE OF BUSINESS DIVISION                                                     280,000               -
                                                                                          ------------       ------------
MINORITY INTEREST IN JOINT VENTURE                                                             244,121               -
                                                                                          ------------       ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
    Undesignated stock, 1,666,667 shares authorized,
       no shares issued or outstanding                                                            -                  -
    Common stock, $.01 par value, 3,333,334 shares
       authorized, 839,010 shares issued                                                         8,390              8,389
    Additional paid-in capital                                                               5,347,851          5,347,852
    Accumulated deficit                                                                     (4,420,021)        (4,262,872)
                                                                                         ---------           ------------
                                                                                               936,220          1,093,369
                                                                                          ------------       ------------
                                                                                         $   2,435,849      $   2,244,382
                                                                                          ============       ============
See notes to consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended October 31, 1996 and 1995


                                                                                              1996               1995
                                                                                         -------------        -----------

REVENUES
    Sales                                                                                   $4,463,264        $ 1,815,294
    Commissions and other revenues                                                             149,898            176,785
                                                                                          ------------       ------------
                                                                                             4,613,162          1,992,079
                                                                                          ------------       ------------

COSTS AND EXPENSES
    Cost of sales                                                                            3,213,914          1,322,880
    Selling, general and administrative expenses                                             1,217,723          1,921,551
                                                                                          ------------       ------------
                                                                                             4,431,637          3,244,431
                                                                                          ------------       ------------

OPERATING INCOME (LOSS)                                                                        181,525         (1,252,352)
                                                                                          ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income, net                                                                        52,548             98,953
    Equity in net losses of joint ventures                                                        -               (41,845)
                                                                                          ------------       ------------
                                                                                                52,548             57,108
                                                                                          ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND MINORITY INTEREST                                                  234,073         (1,195,244)

INCOME TAXES                                                                                   125,500               -
                                                                                          ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE MINORITY INTEREST                                                                   108,573         (1,195,244)

MINORITY INTEREST IN EARNINGS OF JOINT VENTURE                                                (235,556)              -
                                                                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                                               (126,983)        (1,195,244)

LOSS FROM DISCONTINUED OPERATIONS                                                              (30,166)          (130,591)
                                                                                         -------------       ------------

NET LOSS                                                                                    $ (157,149)       $(1,325,835)
                                                                                          ============       ============


NET LOSS PER COMMON SHARE
    Continuing operations                                                                      $ (.15)             $(1.37)
    Discontinued operations                                                                      (.04)               (.15)
                                                                                          -----------       -------------
                                                                                               $(0.19)             $(1.52)
                                                                                          ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                     839,010            870,395
                                                                                          ============       ============


See notes to consolidated financial statements.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      Years Ended October 31, 1996 and 1995




                                                                            Additional
                                                  Shares         Common       Paid-in      Accumulated
                                                  Issued         Stock        Capital      Deficit              Total

BALANCE, October 31, 1994                         893,333   $    8,933   $   5,347,307    $(2,937,037)    $   2,419,203

    Shares forfeited on termination
       of employment contracts during
       the restructuring                          (54,367)        (544)            545             -                    1

    Net loss                                         -            -               -        (1,325,835)       (1,325,835)
                                                 --------    ---------    ------------     ----------      ------------

BALANCE, October 31, 1995                         838,966        8,389       5,347,852     (4,262,872)        1,093,369

    Adjustment for fractional shares
       related to the December 1995,
       1 for 3 reverse stock split                     44            1              (1)            -                 -

    Net loss                                         -            -               -          (157,149)         (157,149)
                                                 --------    ---------    ------------     ----------      ------------

BALANCE, October 31, 1996                         839,010   $    8,390   $   5,347,851    $(4,420,021)    $     936,220
                                                 ========    =========    ============     ==========      ============


See notes to consolidated financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended October 31, 1996 and 1995



                                                                     1996          1995
                                                                -------------  ------------

OPERATING ACTIVITIES
    Net loss                                                    $  (157,149)   $(1,325,835)
    Adjustment to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                  98,762         44,882
       Loss on sale of furniture and equipment                        6,123           --
       Equity in net losses of joint ventures                          --           41,845
       Minority interest in earnings of joint venture               235,556           --
    Changes in operating assets and liabilities, net of
     effects from consolidation of FoodMaster:
       Trade receivables                                            132,093        135,849
       Other receivables                                           (193,143)       125,156
       Inventory                                                     29,526        (53,778)
       Other current assets                                           9,769          2,871
       Trade accounts payable and accrued liabilities              (348,504)       375,548
       Deferred grant revenue                                      (124,400)       137,455
       Customer deposits                                           (117,578)      (135,664)
                                                                -----------    -----------
             Net cash used by operating activities                 (428,945)      (651,671)
                                                                -----------    -----------

INVESTING ACTIVITIES
    Net sales of short-term investments                              53,717      1,833,269
    Net sales of long-term investments                                 --           50,000
    Purchases of furniture and equipment                           (334,910)       (96,203)
    Proceeds from sale of furniture and equipment                     6,904           --
    Cash of FoodMaster                                                7,306           --
    Acquisition costs                                               (35,616)          --
    Advances/contributions to joint ventures                           --          (69,351)
                                                                -----------    -----------
             Net cash provided (used) by investing activities      (302,599)     1,717,715
                                                                -----------    -----------

FINANCING ACTIVITIES
    Net proceeds from note payable                                   70,910           --
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (660,634)     1,066,044

CASH AND CASH EQUIVALENTS
    Beginning of year                                             1,296,243        230,199
                                                                -----------    -----------
    End of year                                                 $   635,609    $ 1,296,243
                                                                ===========    ===========


See notes to consolidated financial statements.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS



 1.    The Company and Summary of Significant Accounting Policies -

       The Company

       In 1996, Developed Technology Resource, Inc. (DTR), through its FoodMaster joint venture, manufactured and distributed dairy products in Kazakhstan. Revenues are derived primarily from its joint venture.

       Prior to 1996, DTR participated in a variety of business ventures in the former Soviet Union.

       Basis of Presentation

       The 1996 consolidated financial statements include the accounts of DTR and FoodMaster. All significant intercompany transactions and balances were eliminated in consolidation. The October 31, 1996, financial statements report the investment in FoodMaster on a consolidated basis as DTR obtained effective controlling interest in the joint venture during the year (Note 3). In 1995, investment in joint ventures, including FoodMaster, were carried on the equity basis to recognize DTR's share in the investee's underlying net book value plus other contributed assets, advances and cost in excess of net assets. Under this method, DTR's share of the net income or losses of the joint ventures was reflected in their statement of operations.

       Use of Estimates

       The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statement and accompanying notes. Significant estimates include the allowance for doubtful accounts and deferred gain on the sale of the security system sales and service business division. Actual results could differ from these estimates.

       Revenues

       The Company recognizes commission revenue when earned and other revenue after the related products are delivered, installed or accepted by the customer, based on contractual agreement. Payments received in advance are recorded as customer deposits.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

       The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.


 1.    The Company and Summary of Significant Accounting Policies - (continued)

       Short-Term Marketable Securities

       Short-term investments consist of bank certificates of deposit with a maturity of one year or less and are recorded at cost, which approximates market.

       Inventory

       Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out and specific identification methods. Inventories at October 31, 1996, consisted primarily of raw materials and supplies for the FoodMaster operations; inventories at October 31, 1995, consisted of security and food packaging and processing equipment.

       Furniture and Equipment

       Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, primarily 5 to 10 years.

       Deferred Grant Revenue

       The Company recognizes revenue under a U.S. government grant as the assets acquired are utilized under the grant's terms. Under the grant, the expenditures are subject to review by the government.

       Net Loss per Common Share

       Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents, such as options or warrants, were not included in this calculation as the effect on amounts reported would be antidilutive.

       New Pronouncements

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits companies to adopt a new method of accounting for stock compensation awards based on their estimated fair value at the date the awards are granted, or to continue their current method of accounting for stock compensation awards. The Company will continue to utilize its current method of accounting for stock compensation awards and will make the pro forma disclosures required under the statement in 1997.

       Reclassifications

       Certain reclassifications were made to the 1995 financial statements so as to present those financial statements on a basis comparable with the current year. The reclassifications had no effect on previously reported net loss or accumulated deficit.


 2.    Investment in Joint Ventures -

       In 1995, the Company formed a joint venture (FoodMaster) with a 50% voting interest for the purpose of manufacturing dairy products in Kazakhstan. Under the joint venture agreement, DTR receives a 25% licensing royalty and one-third allocation of net profits. Included in investment in joint ventures on the balance sheet at October 31, 1995, is the Company's original investment and an interest bearing advance, less its share of FoodMaster's net loss.

       FoodMaster's functional currency is the tenge; the effects from foreign currency exchange rates have not been significant.

       Revenue, operating income, and identifiable assets relating to FoodMaster were $3,390,506, $477,481, and $860,860, respectively, for the year ended and at October 31, 1996.

       The Company had other insignificant joint ventures.


 3.    Ak-Bulak Agreement -

       Effective August 1996, DTR entered into a three year agreement which contains an option to purchase 80% of Joint Stock Company Ak-Bulak (Ak-Bulak), DTR's dairy partner in FoodMaster for 17.0 million tenge ($242,250 at the October 31, 1996, exchange rate). The agreement requires DTR to pay certain pre-defined debts of Ak-Bulak amounting to 43.2 million tenge ($644,400 at the October 31, 1996, exchange rate) and to make capital investments of 25.0 million tenge ($356,250 at the October 31, 1996, exchange rate) before the option becomes exercisable. During the agreement period, DTR has the right to vote 80% of the shares and manage the operations of Ak-Bulak. As of October 31, 1996, payments of pre-defined debts was $35,616.


 4.    Discontinued Operations of Security Systems Sales and Service Division -

       Effective December 31, 1995, the Company entered into an agreement to sell to a company owned by a former employee, certain assets and the rights to its airport security equipment in the former Soviet Union. The Company transferred assets, inventory, customer lists, promotional materials, and other items with a net book value totaling $143,293, for $810,000, including expense reimbursements of $45,000, payable over 30 months. Under agreement, the total payments are reduced in the event the payments are made in advance of their contracted due dates. Due to the inherent risks of operating in the former Soviet Union, including the granting of credit, the gain on this sale will be deferred and recognized as payments are received. The Company received payments of $170,000 during 1996.

       The 1995 Statement of Operations has been reclassified to reflect the results of the security systems sales and services division as a discontinued operation.


 5.    Note Payable -

       A FoodMaster note payable bears annual interest at 18% and is due in monthly installments through May 1997.


 6.    Government Grant -

       In 1995, the Company obtained a USAID grant for two years totaling approximately $300,000. The purpose of this grant was to acquire certain assets, primarily equipment and raw material inventory, for use in FoodMaster. These assets may be used by the Company as long as this use conforms to conditions in the grant proposal. If the Company does not use these assets according to the grant's intentions, the remaining assets must be made available to other government agencies which need the equipment.

       The Company recognizes the $300,000 grant as revenue as the related assets are expensed. At October 31, 1996 and 1995, the Company had deferred grant revenue of $13,055 and $137,455 respectively. The term of the grant expires at December 31, 1996.


 7.    Income Taxes -

       Income taxes for 1996 relate primarily to the FoodMaster operations. At October 31, 1996, the Company had a net operating loss (NOL) carryforward of approximately $4,750,000 for income tax purposes. The NOL carryforwards expire in years 2007 through 2011, if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Code Section 382. These potential future tax benefits are not recognized in the financial statements.

       Deferred income tax assets and liabilities consist primarily of NOL's and the allowance for doubtful accounts, and differences between the financial and tax basis of furniture and equipment, respectively.

       Deferred income tax assets and liabilities are as follows:
                                                 1996                1995
                                             ------------       -------------
          Deferred tax asset                 $  1,542,700       $   1,445,000
          Deferred tax liabilities                 (6,500)               -
          Valuation allowance                  (1,536,200)         (1,445,000)
                                              -----------        ------------
                                             $        -         $        -
                                              ============       ============

       The Company intends to permanently reinvest the earnings of FoodMaster. Therefore, no U.S. deferred income taxes are provided on these earnings.


 8.    Shareholders' Equity -

       In December 1995, the Company declared a 1 for 3 reverse stock split. All amounts included in the financial statements and related notes give retroactive effect to the reverse stock split. The Company also amended its articles of incorporation to reduce all authorized shares by two-thirds.


 9.    Stock Options and Warrants -

       Under the Company's 1992 Stock Option Plan (Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and nonemployees. Options granted to employees generally vest over a three to five year period. Certain options granted to employees contain provisions whereby the vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to nonemployees, including directors and consultants, vest one year after the date of grant and are exercisable for three years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares. The amendment is subject to shareholder approval.

       In March 1994, the shareholders ratified the 1993 Outside Directors Stock Option Plan. Under the terms of this plan, the Company reserved 83,333 shares of common stock for issuance to outside directors as compensation for their services as board members. Options for 1,667 shares are issued for each year of service. The options vest after one year.


                                                                             Outside
                                                             Employee       Directors
                                                              Stock           Stock                        Price Range
                                              Warrants      Option Plan     Option Plan      Total          Per Share
                                              --------      -----------     -----------      -----          ---------

       Balance at October 31, 1994            46,667          61,528           3,333         111,528      $6.00-$26.625

          Granted                               -             13,333           3,334          16,667       $3.00-$6.75
          Cancelled/surrendered/
             expired                            -            (33,417)           -            (33,417)     $6.00-$26.625
                                            --------        --------        --------        --------

       Balance at October 31, 1995            46,667          41,444           6,667          94,778      $3.00-$26.625

          Granted                               -            500,972 (1)       3,334         504,306       $1.00-$1.22
                                            --------        --------        --------        --------

       Balance at October 31, 1996            46,667         542,416          10,001         599,084      $1.00-$26.625
                                            ========        ========        ========        ========

       Exercisable at
          October 31, 1996                    46,667          39,419           6,667         217,751
                                            ========        ========        ========        ========


       (1)Includes 500,000 options which are subject to shareholder approval of the September 30, 1996, amendment to increase the shares available for granting under the Plan.


10.    Supplemental Disclosures of Cash Flow Information -


                                                                                           1996                1995
                                                                                        ----------           --------
       Cash paid for:
          Interest                                                                      $    6,600         $       370
          Income taxes                                                                      91,376                -

       Noncash investing activities:
          Sale of property and equipment on account                                         15,934                -
          Transfer of inventory and fixed assets to joint venture                             -                161,686


11.    Commitments -

       The Company rents its headquarters in Minnetonka, Minnesota, under an operating lease through October 1997. The Company also rents space for its offices in Almaty, Kazakhstan, under a operating lease through September 1998. Future annual minimum payments at October 31, 1996, are as follows:

                                               Year Ending
                                               October 31,              Amount
                                               -----------          ----------
                                                  1997              $   55,200
                                                  1998                  18,700
                                                                     ---------
                                                                    $   73,900
                                                                    ==========

       Rent expense under operating leases was approximately $40,500 and $168,300 for 1996 and 1995, respectively.