Form 10QSB
period 1997-01-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1997-04-23
CIK 890725

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1997.

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________


                           COMMISSION FILE NO. 0-21394


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)



           MINNESOTA                                   41-1713474
           ---------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


12800 WHITEWATER DRIVE, SUITE 170, MINNETONKA, MINNESOTA             55343
---------------------------------------------------------            -----
     (Address of principal executive offices)                      (Zip Code)



                                 (612) 938-7080
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No __X__.


 790,820 common shares, $.01 par value, were outstanding as of January 31, 1997.
--------



                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

    ITEM 1.   Condensed Consolidated Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of January 31, 1997
              and October 31, 1996                                            3

              Condensed Consolidated Statements of Operations for the three
              month periods ended January 31, 1997 and 1996                   4

              Condensed Consolidated Statements of Cash Flows for the
              three month periods ended January 31, 1997 and 1996             5

              Notes to Condensed Consolidated Financial Statements            6

    ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   7


PART II.  OTHER INFORMATION                                                   9



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       JANUARY 31,    OCTOBER 31,
ASSETS                                                     1997          1996
------                                                 -----------    -----------
Current assets
        Cash and cash equivalents                      $  375,771     $  635,609
        Receivables
           Trade, net                                      54,379        126,811
           Sale of business division                      360,000        360,000
           Other                                             --           28,630
        Inventory                                         351,768        205,999
        Advance payments to suppliers                     350,425        214,961
        Prepaid and other current assets                   79,028         34,670
                                                       ----------     ----------

        Total current assets                            1,571,371      1,606,680

Furniture and equipment, net                              501,990        513,553

Receivable from sale of business division                 280,000        280,000

Deferred acquisition costs                                158,350         35,616
                                                       ==========     ==========
                                                       $2,511,711     $2,435,849
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
        Accounts payable                               $  298,216     $  188,916
        Notes payable                                  $   63,672         70,910
        Accrued liabilities                               372,147        316,044
        Customer deposits                                  68,667         44,876
        Deferred grant revenue                              3,379         13,055
        Deferred gain on sale of business division        341,707        341,707
                                                       ----------     ----------
        Total current liabilities                       1,147,788        975,508

Deferred gain on sale of business division                280,000        280,000

Minority interest in joint venture                        277,735        244,121

Shareholders' equity                                      806,188        936,220
                                                       ==========     ==========
                                                       $2,511,711     $2,435,849
                                                       ==========     ==========

See accompanying notes to the condensed consolidated financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JANUARY 31,
                                                                           ------------------------------
                                                                                1997             1996
                                                                            -----------      -----------
Revenue
      Sales                                                                 $ 1,331,686      $   333,429
      Commissions and other revenues                                              9,677          103,034
                                                                            -----------      -----------
                                                                              1,341,363          436,463
                                                                            -----------      -----------
Costs and Expenses
      Cost of sales                                                             956,676          292,235
      Selling, general, and administrative expenses                             414,770          227,809
                                                                            -----------      -----------
                                                                              1,371,446          520,044
                                                                            -----------      -----------
Operating loss                                                                  (30,083)         (83,581)

Other Income(Expense)
      Interest income                                                             6,707           18,702
      Equity in income of joint ventures                                           --             30,167
                                                                            -----------      -----------
                                                                                  6,707           48,869

Loss from continuing operations before income tax and minority interest         (23,376)         (34,712)

Income taxes                                                                     44,008             --
                                                                            -----------      -----------

Loss from continuing operations before minority interest                        (67,384)         (34,712)

Minority interest in earnings of joint venture                                  (33,614)            --
                                                                            -----------      -----------

Loss from continuing operations                                                (100,998)         (34,712)

Income from discontinued operations                                                --             25,287
                                                                            -----------      -----------

Net loss                                                                    ($  100,998)     ($    9,425)
                                                                            ===========      ===========

Net loss per common share
Continuing operations                                                       ($     0.13)     ($     0.04)
Discontinued operations                                                            0.00             0.03
                                                                            ===========      ===========
                                                                            ($     0.13)     ($     0.01)
                                                                            ===========      ===========

Weighted average common shares outstanding                                      790,820          838,966
                                                                            ===========      ===========

See accompanying notes to the condensed consolidated financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED JANUARY. 31,
                                                                                -------------------------------
                                                                                    1997             1996
                                                                                 -----------      -----------
OPERATING ACTIVITIES
       Net loss                                                                  ($  100,998)     ($    9,425)

       Adjustment to reconcile net loss to cash provided (used) by operating activities:
             Depreciation                                                             36,386           11,928
             Equity in income of joint ventures                                         --            (30,167)
             Minority interest in earnings of joint venture                           33,614             --

       Changes in operating assets and liabilities:
             Receivables                                                              72,028         (128,677)
             Inventories                                                            (145,769)          87,880
             Prepaid and other current assets                                        (44,358)          11,286
             Advance payments to suppliers                                          (135,464)          15,871
             Accounts payable and accrued liabilities                                158,165          224,501
             Deferred grant revenue                                                   (9,676)         (64,461)
             Customer deposits                                                        23,791          (12,892)
                                                                                 -----------      -----------

Net cash provided (used) by operating activities                                    (112,281)         105,844
                                                                                 -----------      -----------

INVESTING ACTIVITIES
       Purchase of short-term investments                                               --            (31,946)
       Purchase of furniture and equipment                                           (24,823)            (340)
       Advances/contributions to joint ventures                                         --             31,311
       Deferred acquisition costs                                                   (122,734)            --
                                                                                 -----------      -----------

Net cash used by investing activities                                               (147,557)            (975)
                                                                                 -----------      -----------

Increase (decrease) in cash and cash equivalents                                    (259,838)         104,869

CASH AND CASH EQUIVALENTS

       Beginning of period                                                           635,609        1,296,243
                                                                                 ===========      ===========
       End of period                                                             $   375,771      $ 1,401,112
                                                                                 ===========      ===========

See accompanying notes to the condensed consolidated financial statements.




                       DEVELOPED TECHNOLOGY RESOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

1.    Basis of Presentation

      The interim financial statements are unaudited, but in the opinion of management reflect all normal recurring adjustments for a fair presentation of the financial position as of January 31, 1997 and October 31, 1996, as well as, the results of operations and cash flows for the three month periods ending January 31, 1997 and January 31, 1996.

      The first quarter 1997 consolidated financial statements include the accounts of DTR and Foodmaster. All significant intercompany transactions and balances were eliminated in consolidation. The January 31, 1997, financial statements report the investment in FoodMaster on a consolidated basis as DTR obtained effective controlling interest in the joint venture during the fiscal year 1996. Previously, investment in joint ventures, including FoodMaster, were carried on the equity basis to recognize DTR's share in the investee's underlying net book value plus other contributed assets, advances and costs in excess of net assets. Under this method, DTR's share of the net income or losses of the joint ventures was reflected in their statement of operations.

      The results of operations for any interim period are not necessarily indicative of results for the full year.

      These financial statements should be read in conjunction with the Company's Annual Report and Notes thereto on Form 10-KSB for the year ended October 31, 1996, and filed with the Securities and Exchange Commission.

2.    Stock Redemption

      In the first quarter, 48,190 shares of common stock were redeemed in exchange for the satisfaction of $29,034 in accounts receivable owed.

3.    Subsequent Events

      On March 3, 1997, the Company and Agribusiness Partners International L.P.(API) announced the formation of FoodMaster International LLC (FoodMaster International) for the purpose of pursuing dairy opportunities in the former Soviet Union. Under this agreement, the Company contributed to FoodMaster International the Foodmaster operation in Kazakhstan, the Ak-Bulak option and its opportunities in Moldova and API agreed to fund up to $6 million over the next two years to expand the business. DTR will manage the day to day operations of FoodMaster International and its subsidiaries under a separate management agreement. API will own 60% of FoodMaster International and the Company 40%, with the Company having the opportunity to earn greater economic interest by reaching defined performance targets.

      The Company applied for and received a grant of approximately $456,000 from (USAID) to expand in Moldova.

4.    New Pronouncement

      In February 1997, the Finance and Accounting Standards Board(FASB) issued SFAS - No. 128, "Earnings Per Share," which is required to be adopted by the Company in the reporting period ending January 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new standard for calculating basic earnings per share, the dilutive effect of stock options will be eliminated. The Company has determined the impact of implementing SFAS #128 on the calculation of earnings per share for the quarters ending January 31, 1996 and 1996 would not be material.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Statements included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

         During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 including reimbursement of expenses of $45,000. This transaction is more fully described under, "Discontinued Operations." The financial statements and related information have been adjusted to reflect the sale of this business. Additionally, overhead was reduced to the level necessary to effectively support continuing operations in conjunction with its restructuring plan.

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

On March 3, 1997, the Company and Agribusiness Partners International L.P.(API) announced the formation of FoodMaster International LLC (FoodMaster International) for the purpose of pursuing dairy opportunities in the former Soviet Union(FSU). Under this agreement, the Company contributed to FoodMaster International the Foodmaster operations in Kazakhstan, the Ak-Bulak option and its opportunities in Moldova and API agreed to fund up to $6 million over the next two years to expand the business. DTR will manage the day to day operations of FoodMaster International and its subsidiaries under a separate management agreement. API will own 60% of FoodMaster International and the Company 40%, with the Company having the opportunity to earn greater economic interest by reaching defined performance targets. The company will account for its 40% interest in FoodMaster International under the equity method, recording only its share of FoodMaster International's operating results as equity in net income(loss) of partnerships and joint ventures.

ONGOING BUSINESS STRATEGY

         As the manager of FoodMaster International, the Company's strategy is to expand FoodMaster International's dairy processing business in Kazakhstan and to other regions of the FSU. Foodmaster International intends to exercise the option to purchase 80% of Ak-Bulak, resulting in a 90% ownership of FoodMaster by FoodMaster International. FoodMaster International will start operations in Moldova and begin production of certain products in Akmola, Kazakhstan's new capital. The Company has applied for and received a grant of approximately $456,000 from the United States Agency for International Development(USAID) to expand in Moldova.

         The Company will continue to operate its x-ray tube business and look for opportunities to expand sales when available.


BUSINESS OPERATIONS

FOODMASTER
         For the three months ended January 31, 1997 FoodMaster generated revenue of $1,294,808 from the sale of its dairy products. Cost of sales was $903,951 (70%), with selling, general and administrative expenses of $279,950 (22%). FoodMaster, after taxes and DTR royalty fees, earned $50,421 for the quarter (4%). The majority of the revenue was earned from the sales of kefir. During the same period in 1996, DTR's share of FoodMaster's income under the equity method was $30,167.

         DTR receives license and royalty fees from FoodMaster; $16,807 of these fees are included in other revenues for the first quarter of fiscal 1997. During the same period in 1996, the Company received fees of $28,794.

         All activity conducted by FoodMaster is in the local currency (the Tenge); the effects of currency exchange rates have not been significant.

X-RAY TUBES
         In the first quarter 1997, revenue, cost of sales and gross profit from the sale of X-ray tubes was $37,800, $34,900 and $2,900 respectively. During the same period in 1996, revenue, cost of sales and gross profit were $18,900, $15,400 and $3,500.

FOOD PACKAGING EQUIPMENT
         No sales of food packaging equipment were recognized during the first quarter of 1997. During the same period in 1996, the Company had equipment sales of $221,543. With the cost of equipment sold of $198,781, the Company had gross profit of $22,762.


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

Under terms of the agreement, the Company assigned to the former employee all its rights under exclusive distribution agreements with its principal suppliers, and agreed to cooperate to effect a smooth transfer of the business. Consideration received by the Company included a cash payment of $45,000 to reimburse the Company for expenses related to this business during the first quarter of fiscal 1996, and payments over the next 30 months totaling $765,000. A portion of these payments are personally guaranteed and are collateralized by his ownership of 16,430 shares of the Company's common stock. Additional contingent payments may also be received based on future performance. The Company retained the right to pursue airport security management contracts.

         Due to the inherent risks associated with doing business in the FSU, including credit risk, the Company recorded the note receivable and has deferred all profit until payments are received.


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

              None.

Item 2.       Changes in Securities.

              Not applicable.

Item 3.       Defaults Upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None

Item 5.       Other Information.

                                      None

Item 6.       Exhibits and Reports on Form 8-K.

              (a) List of Exhibits

                  4.1      Amended Incentive Stock Option Grant - Erlan Sagadiev

                  4.2      Amended Incentive Stock Option Grant - John Hupp

                 10.1 Limited Liability Company Agreement of Foodmaster International L.L.C.

                 10.2      Share Transfer Agreement

                 10.3      Bill of Sale, Assignment and Assumption Agreement

                 10.4 Management Agreement between DTR and Foodmaster International LLC

                 10.5      Employment Agreement between DTR and Erlan Sagadiev

                 10.6      Employment Agreement between DTR and John Hupp

              (b) Reports on Form 8-K

                  Form 8-K Current Report Dated March 3, 1997. The items reported on this 8-K concerned a news release from the Registrant's Board of Directors announcing the formation of Foodmaster International LLC for the purpose of pursuing dairy opportunities in the former Soviet Union.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:      April 21, 1997              DEVELOPED TECHNOLOGY
      -------------------------         RESOURCE, INC.
                                        ------------------------------------
                                        (Registrant)



                                        ------------------------------------
                                        John P. Hupp,
                                        President




                                        ------------------------------------
                                        Lydia Bauer
                                        Chief Financial Officer