Form 10QSB
period 1997-04-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1997-07-24
CIK 890725

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1997.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________


                           COMMISSION FILE NO. 0-21394


                       DEVELOPED TECHNOLOGY RESOURCE, INC.
               (Exact name of issuer as specified in its charter)


           MINNESOTA                                    41-1713474
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


7300 METRO BLVD., SUITE 550, EDINA, MINNESOTA              55439
   (Address of principal executive offices)              (Zip Code)


                                 (612) 820-0022
                (Issuer's telephone number, including area code)


12800 WHITEWATER DRIVE, SUITE 170 MINNETONKA, MINNESOTA 55343
       (Former address, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No __X__.


         State the number of shares outstanding of each of the issuer's classes of common equity. As of July 17, 1997, there were 790,820 shares of Common Stock, $.01 par value per share, outstanding.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                      FOR THE QUARTER ENDED APRIL 30, 1997

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

    ITEM 1.       Financial Statements
                  --------------------

                  Condensed Balance Sheets                                 3

                  Condensed Statements of Operations                       4

                  Condensed Statements of Cash Flows                       5

                  Notes to Condensed Financial Statements                  6

    ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7
                  ---------------------------------------------


PART II.  OTHER INFORMATION

    ITEM 4.       Submission of Matters to a Vote of Security Holders      9
                  ---------------------------------------------------

    ITEM 6.       Exhibits and Reports on Form 8-K                         9
                  --------------------------------


SIGNATURES                                                                 10



                       DEVELOPED TECHNOLOGY RESOURCE, INC.

ITEM 1:     FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         APRIL 30,      OCTOBER 31,
ASSETS                                                     1997            1996
------                                                  ----------      ----------
Current assets:
        Cash and cash equivalents                       $  199,834      $  635,609
        Receivables
           Trade, net                                       21,529         126,811
           Sale of business division                       360,000         360,000
           FoodMaster International L.L.C                  403,724            --
           Other                                              --            28,630
        Inventory                                             --           205,999
        Advance payments to suppliers                       23,172         214,961
        Prepaid and other current assets                    40,030          34,670
                                                        ----------      ----------
           Total current assets                          1,048,289       1,606,680

Furniture and equipment, net                                31,883         513,553

Investment in Foodmaster International L.L.C               407,060            --

Receivable from sale of business division                  280,000         280,000

Deferred acquisition costs                                    --            35,616
                                                        ----------      ----------
                                                        $1,767,232      $2,435,849
                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                $   48,626      $  188,916
        Notes payable                                         --            70,910
        Accrued liabilities                                184,002         316,044
        Customer deposits                                   33,506          44,876
        Deferred grant revenue                               3,379          13,055
        Deferred gain on sale of business division         341,707         341,707
                                                        ----------      ----------
           Total current liabilities                       611,220         975,508

Deferred gain on sale of business division                 280,000         280,000

Minority interest in joint venture                            --           244,121

Shareholders' equity                                       876,012         936,220
                                                        ----------      ----------
                                                        $1,767,232      $2,435,849
                                                        ==========      ==========

          See accompanying notes to the condensed financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED APRIL 30,         SIX MONTHS ENDED APRIL 30,
                                                           1997             1996              1997               1996
                                                       -----------       -----------       -----------       -----------
Revenue:
    Sales                                              $   828,331       $   137,392       $ 2,160,017       $   470,821
    Management fees from FoodMaster
         International L.L.C                               199,205              --             199,205              --
    Commissions and other income                              --              61,496             9,677           164,530
                                                       -----------       -----------       -----------       -----------
                                                         1,027,536           198,888         2,368,899           635,351
                                                       -----------       -----------       -----------       -----------
Costs and Expenses:
    Cost of sales                                          547,795           114,204         1,504,471           361,363
    Selling, general, and administrative expenses          311,455           190,468           726,225           463,353
                                                       -----------       -----------       -----------       -----------
                                                           859,250           304,672         2,230,696           824,716
                                                       -----------       -----------       -----------       -----------

Operating income (loss)                                    168,286          (105,784)          138,203          (189,365)

Other Income(Expense):
    Interest income and expense                              6,531            12,958            13,238            31,660
    Equity in loss of FoodMaster International             (36,712)             --             (36,712)             --
                                                       -----------       -----------       -----------       -----------
Income (loss) from continuing operations
    before income tax and minority interest                138,105           (92,826)          114,729          (157,705)

Income taxes                                                31,492              --              75,500              --
                                                       -----------       -----------       -----------       -----------
Income (loss) from continuing operations
    before minority interest                               106,613           (92,826)           39,229          (157,705)

Minority interest in earnings of joint venture             (36,789)           25,607           (70,403)           55,774
                                                       -----------       -----------       -----------       -----------

Income (loss) from continuing operations                    69,824           (67,219)          (31,174)         (101,931)

Income (loss) from discontinued operations                    --              (3,254)             --              22,033
                                                       -----------       -----------       -----------       -----------

Net income (loss)                                      $    69,824       ($   70,473)      ($   31,174)      ($   79,898)
                                                       ===========       ===========       ===========       ===========

Net Income (Loss) Per Common Share:
    Primary:
         Continuing operations                                0.08             (0.08)            (0.04)            (0.12)
         Discontinued operations                              0.00             (0.00)             0.00              0.02
                                                       -----------       -----------       -----------       -----------
                                                       $      0.08       ($     0.08)      ($     0.04)      ($     0.10)
                                                       ===========       ===========       ===========       ===========
    Fully Diluted:
         Continuing operations                                0.07             (0.08)            (0.04)            (0.12)
         Discontinued operations                              0.00             (0.00)             0.00              0.02
                                                       -----------       -----------       -----------       -----------
                                                       $      0.07       ($     0.08)      ($     0.04)      ($     0.10)
                                                       ===========       ===========       ===========       ===========

Weighted Average Common Shares Outstanding                 969,352           838,966           801,203           838,966
    (assuming full dilusion)                           ===========       ===========       ===========       ===========


          See accompanying notes to the condensed financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED APRIL 30,
                                                                        1997              1996
                                                                    -----------       -----------
OPERATING ACTIVITIES:
       Net loss                                                     ($   31,174)      ($   79,898)

       Adjustment to reconcile net loss to cash used
       by operating activities:
          Depreciation                                                   55,056            27,603
          Minority interest in earnings(loss) of joint venture           70,403           (55,774)

       Changes in operating assets and liabilities:
          Receivables                                                  (365,808)         (103,049)
          Inventories                                                  (206,871)           87,880
          Prepaid and other current assets                              (43,290)            8,725
          Advance payments to suppliers                                 (17,524)          (23,433)
          Accounts payable and accrued liabilities                      140,503          (357,427)
          Deferred grant revenue                                         (9,676)          (83,507)
          Customer deposits                                             (11,370)           24,803
                                                                    -----------       -----------

          Net cash used by operating activities                        (419,751)         (554,077)


INVESTING ACTIVITIES:
       Purchase of short-term investments                                  --             (27,410)
       Purchases of furniture and equipment                              39,305             4,274
       Advances/contributions to joint ventures                         (32,919)              555
       Deferred acquisition costs                                       (22,410)             --
                                                                    -----------       -----------

          Net cash used by investing activities                         (16,024)          (22,581)

DECREASE IN CASH AND CASH EQUIVALENTS                                  (435,775)         (576,658)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          635,609         1,296,243
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   199,834       $   719,585
                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND INVESTING ACTIVITIES:
       The Company contributed $314,524 in net assets of its FoodMaster-Almaty operation to Foodmaster International L.L.C. for its 40% interest. The non-cash effect of this contribution has been removed from the applicable classifications shown above.

          See accompanying notes to the condensed financial statements.



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

1.    Basis of Presentation

      The interim financial statements of Developed Technology Resource, Inc.
      (DTR) are unaudited, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position, as well as, the results of operations and cash flows for the periods presented.

      From November 1, 1997 through March 2, 1997, the condensed financial statements include the combined accounts of DTR and FoodMaster, DTR's 50% subsidiary in Kazakhstan. All significant intercompany transactions and balances were eliminated in consolidation. Effective with an agreement dated March 3, 1997 with Agribusiness Partners International L.P. (API) to form FoodMaster International L.L.C. (FMI), activity subsequent to March 2 is recognized under the equity method to reflect DTR's 40% interest. Under the equity method, DTR's share of the net income or losses of FMI is reflected in the statement of operations.

      The results of operations for any interim period are not necessarily indicative of results for the full year.

      These financial statements should be read in conjunction with DTR's Annual Report and Notes thereto on Form 10-KSB for the year ended October 31, 1996.

2.    Change in Method of Accounting for Earnings Per Share

      In February 1997, the Finance and Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted by DTR in the reporting period ending January 31, 1998. At that time, DTR will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new standard for calculating basic earnings per share, the dilutive effect of stock options will be eliminated. The impact of implementing SFAS No. 128 on the calculation of earnings per share for the periods ended April 30, 1997 and 1996 will not be material.

3.    Investment in FoodMaster International L.L.C.

      On March 3, 1997, DTR and API announced the formation of FMI to pursue dairy opportunities in the former Soviet Union. Under this agreement, DTR contributed to FMI the FoodMaster operations in Kazakhstan, the Ak-Bulak option and its opportunities in Moldova. API agreed to fund $2.945 million to further develop DTR's current contributions and to provide an additional $3.055 million over the next two years to expand future FMI opportunities. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has the opportunity to earn greater economic interest by reaching defined performance targets. DTR will account for its 40% interest in FMI under the equity method, recording its share of FMI's operating results as equity in net income(loss) of partnerships and joint ventures. Under a separate management agreement, DTR will manage the day to day operations of FMI and its future subsidiaries for a management fee.

4.    Stock Redemption

      In the first quarter of fiscal 1997, 48,190 shares of common stock were redeemed in exchange for the satisfaction of $29,036 in accounts receivable owed by a former employee.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Statements other than current or historical information included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by Developed Technology Resource, Inc. (DTR) with the Securities and Exchange Commission and in DTR's press releases and oral statements made with the approval of authorized executive officers, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. DTR wishes to caution the reader not to place undue reliance on any such forward-looking statements.

         On March 3, 1997, DTR and Agribusiness Partners International L.P.
(API) announced the formation of FoodMaster International L.L.C. (FMI) to pursue dairy opportunities in the former Soviet Union (FSU). Under this agreement, DTR contributed to FMI the FoodMaster operations in Kazakhstan, the Ak-Bulak option and its opportunities in Moldova. API agreed to fund $2.945 million to further develop DTR's current contributions and to provide an additional $3.055 million over the next two years to expand future FMI opportunities. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has the opportunity to earn greater economic interest by reaching defined performance targets. DTR will account for its 40% interest in FMI under the equity method, recording its share of FMI's operating results as equity in net income(loss) of partnerships and joint ventures. Under a separate management agreement, DTR will manage the day to day operations of FMI and its future subsidiaries for a management fee.


ONGOING BUSINESS STRATEGY

         As the manager of operations for FMI, DTR's strategy is to expand FMI's dairy processing business in Kazakhstan and other regions of the FSU. FMI intends to exercise an option to purchase 80% of Ak-Bulak, FMI's partner in FoodMaster Kazakhstan (FoodMaster), which will result in a 90% ownership of FoodMaster by FMI. FMI has begun setting up operations in Moldova and started production of certain products in Akmola, Kazakhstan's new capital.

         DTR will continue to operate its x-ray tube and equipment sales business and look for opportunities to expand sales when available.


RESULTS OF OPERATIONS

FOODMASTER KAZAKHSTAN (FOODMASTER) AND FOODMASTER INTERNATIONAL L.L.C. (FMI)
         From February 1, 1997 through March 2, 1997, FoodMaster generated $446,976 in sales, $275,436 in cost of goods sold and $311,455 in selling, general & administrative expenses. These numbers were consolidated with DTR's sales described below. For the three month period ended April 30, 1997, DTR received fees of $199,205 for managing the operations of FMI. From November 1, 1996 through March 2, 1997, FoodMaster's consolidated sales and commissions were $1,750,539, cost of goods sold were $1,199,212 and selling, general & administrative expenses were $726,225. Since March 3, 1997, DTR reports its FMI sales and related expenses, inclusive of FoodMaster results, under the equity method to reflect its 40% investment in FMI. From March 3, 1997 to April 30, 1997, DTR's share of the loss under the equity method in FMI was $36,712.

X-RAY TUBES
         X-ray tube sales for the three month and six month periods ended April 30, 1997 were $63,230 and $101,030, respectively. Cost of goods sold were $54,580 and $87,480, respectively. During the same periods in 1996, sales were $63,200 and $82,100 and cost of goods sold were $54,050 and $70,500, respectively. Currently, DTR expects to maintain stability in X-ray tube sales and the average profit margin of 13.5% to 14.5%.

FOOD PACKAGING EQUIPMENT
         DTR recorded food packaging equipment sales of $318,125 during the second quarter of fiscal 1997. The related cost of goods sold was $217,779; resulting in $100,346 of gross profit. There were no food processing equipment sales realized during the first quarter of fiscal 1997. For the three month and six month periods ended April 30, 1996, DTR had equipment sales of $67,083 and $221,543, respectively. Cost of goods sold during the same periods were $59,471 and $199,449, respectively. The gross profit margin on sales in fiscal 1997 were 20% higher due to DTR selling the equipment directly rather than through a distributor.


DISCONTINUED OPERATIONS
         Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the FSU to a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of fiscal 1996 and a note receivable totaling $765,000 payable over the next 30 months. A portion of these payments are personally guaranteed by the former employee, and are collateralized by his ownership of 16,430 shares of DTR's common stock.

         Due to the inherent risks associated with operating in the FSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received payments of $170,000 during fiscal 1996 and no payments to date in fiscal 1997.

         Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.


                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Developed Technology Resource, Inc. (DTR) held its annual meeting of shareholders on April 24, 1997 to elect its Directors and to approve the Amendment to the 1992 Stock Option Plan. The shareholders elected Peter L. Hauser, John P. Hupp and Roger W. Schnobrich to continue as the Directors of DTR with 548,108, 548,108 and 548,442 votes FOR, respectively and 40,970, 40,970 and 38,969 votes AGAINST, respectively. Additionally, the shareholders approved an increase in the number of shares reserved under the 1992 Stock Option Plan from 66,667 shares to 600,000 shares with a vote of 338,035 FOR, 60,309 AGAINST and 168 ABSTAINING.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-QSB.

(a)      EXHIBITS

         11 Statement Regarding Computation of Per-Share Earnings

         27 Financial Data Schedule

(b)      REPORTS OF FORM 8-K

         One report on Form 8-K was filed by Developed Technology Resource, Inc.
         (DTR) on March 14, 1997 announcing the joint venture between DTR and Agribusiness Partners International L.P. during the quarter ended April 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    July 17, 1997                     DEVELOPED TECHNOLOGY
                                            RESOURCE, INC.
                                            ------------------------------------
                                            (Registrant)


                                            /s/ John P. Hupp
                                            ------------------------------------
                                            John P. Hupp,
                                            President


                                            /s/ Lydia Bauer
                                            ------------------------------------
                                            Lydia Bauer
                                            Chief Financial Officer