Form 10QSB
period 1997-07-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1997-10-03
CIK 890725

FORM 10-QSB


                  U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    		SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended July 31, 1997.

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from ___________ to _____________


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


	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes_____  No__X__ .


State the number of shares outstanding of each of the issuer's classes of common equity. As of September 25, 1997, there were 790,820 shares of Common Stock, $.01 par value per share, outstanding.

                    DEVELOPED TECHNOLOGY RESOURCE, INC.

                                  INDEX

                    FOR THE QUARTER ENDED JULY 31, 1997



                                                       				Page Number

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

                    DEVELOPED TECHNOLOGY RESOURCE, INC.

ITEM 1:  FINANCIAL STATEMENTS

                        CONDENSED BALANCE SHEETS
                               (Unaudited)

   	                                          July 31,	        	 October 31,
			                                             1997		              1996
                                            -----------          -----------
	ASSETS
Current Assets:
	Cash and cash equivalents	                 $  	216,937	         $  	635,609
	Receivables:
		Trade, net		                                   46,989	            	126,811
		Sale of business division		                   360,000            		360,000
		FoodMaster International L.L.C.		             339,393		                 --
		Other		                                         1,169		             28,630
	Inventory		                                         --	            	205,999
	Advance payments to suppliers		                     --		            214,961
	Prepaid and other current assets		              38,500	             	34,670
                                            -----------          -----------
		Total current assets		                      1,002,988		          1,606,680

Furniture and Equipment, Net		                   27,962            		513,553

Investment in FoodMaster International L.L.C.		 315,221                 		--

Receivable from Sale of Business Division		     280,000		            280,000

Deferred Acquisition Costs		                    150,000	             	35,616
                                            -----------          -----------
                                         			$	1,776,171	         $	2,435,849
                                            ===========          ===========
	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
	Accounts payable	                          $   	63,061	         $  	188,916
	Notes payable		                                     --             		70,910
	Accrued liabilities		                          164,000	            	316,044
	Customer deposits		                                 --	             	44,876
	Deferred grant revenue		                            --		             13,055
	Deferred gain on sale of business division		   141,707		            341,707
                                            -----------          -----------
		Total current liabilities		                   368,768		            975,508

Deferred Gain on Sale of Business Division		    280,000		            280,000

Minority Interest in Joint Venture		                 --		            244,121

Shareholders' Equity		                        1,127,403		            936,220
                                            -----------          -----------
                                         			$	1,776,171	         $	2,435,849
                                            ===========          ===========





        See accompanying notes to the condensed financial statements.

                        DEVELOPED TECHNOLOGY RESOURCE, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

 	                                 Three Months Ended July 31, 	Nine Months Ended July 31,
			                                        1997		       1996		       1997		       1996
                                      -----------  -----------  -----------  -----------
Revenue:
	Sales		                              $  	158,281 	$  	261,530 	$	2,318,298 	$ 	 732,351
	Management fees from FMI		               286,230		         --		    485,435     		    --
	Commissions and other income		            23,497		     75,735		     33,174		    240,265
                                      -----------  -----------  -----------  -----------
                                     					468,008		    337,265		  2,836,907		    972,616
                                      -----------  -----------  -----------  -----------
Cost and Expenses:
	Cost of sales		                          137,319		    233,030		  1,641,790		    595,996
	Selling, general and administrative		    211,194		    146,527		    937,419		    608,277
                                      -----------  -----------  -----------  -----------
                                     					348,513		    379,557		  2,579,209		  1,204,273
                                      -----------  -----------  -----------  -----------
Operating Income (Loss)		                 119,495		    (42,292)		   257,698		   (231,657)

Other Income (Expense):
	Interest income (expense), net		             579	     	17,839		     13,817		     49,499
	Equity in net income (loss) of
  joint ventures	                         (68,682)	     55,095		   (105,394)		   110,869
                                      -----------  -----------  -----------  -----------
Income (Loss) from Continuing Operations
	Before Income Tax and Minority Interest	  51,392		     30,642		    166,121		    (71,289)

Income Taxes		                                 --		         --		     75,500		         --
                                      -----------  -----------  -----------  -----------
Income (Loss) from Continuing Operations
	Before Minority Interest		                51,392	     	30,642	     	90,621		    (71,289)

Minority Interest in Earnings of
 Joint Ventures	                               --		         --		    (70,403)		        --
                                      -----------  -----------  -----------  -----------
Income (Loss) from Continuing Operations	  51,392		     30,642	     	20,218		    (71,289)

Income(Loss) from Discontinued Operations	200,000		        (67)		   200,000		     21,966
                                      -----------  -----------  -----------  -----------
Net Income (Loss)	                    $  	251,392	 $   	30,575	 $  	220,218	 $  	(49,323)
                                      ===========  ===========  ===========  ===========

Net Income (Loss) per Common Share:
	Primary:
		Continuing operations	              $     	0.06  $     	0.04	 $	     0.06  $	    (0.08)
		Discontinued operations		                  0.15 	       0.00		       0.17         0.02
                                      -----------  -----------  -----------  -----------
				                                  $     	0.21  $     	0.04	 $     	0.23  $	    (0.06)
                                      ===========  ===========  ===========  ===========

	Fully Diluted:
		Continuing operations	              $     	0.06  $	     0.04	 $     	0.06  $	    (0.08)
		Discontinued operations		                  0.15         0.00		       0.17   		    0.02
                                      -----------  -----------  -----------  -----------
                                  				$     	0.21  $     	0.04  $     	0.23  $ 	   (0.06)
                                      ===========  ===========  ===========  ===========

Weighted Average Common Shares Outstanding
	(assuming full dilusion)		             1,301,740     	838,966		  1,138,317  	   838,966
                                      ===========  ===========  ===========  ===========




        See accompanying notes to the condensed financial statements.

                     DEVELOPED TECHNOLOGY RESOURCE, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

			                                            Nine Months Ended July 31,
	                                  		          1997		                1996
                                           -----------           -----------
OPERATING ACTIVITIES:
	Net Income (Loss)	                        $  	220,218          	$  	(49,323)
	Adjustments to Reconcile Net Income (Loss)
		to Cash Used by Operating Activities:
		Depreciation		                                32,817		              40,545
		(Gain) loss on sale of furniture and
   equipment	                                   (7,045)	              	6,494
		Gain on sale of business division		         (200,000)		                 --
		Minority interest in earnings (loss)
   of joint venture	                            70,403		            (110,869)

	Changes in Operating Assets and Liabilities:
		Receivables		                               (371,981)	             	(3,888)
		Inventories		                               (206,981)	             	87,880
		Prepaid and other current assets		           (41,760)              		9,844
		Advance payments to suppliers		                5,648              		(9,702)
		Accounts payable and accrued liabilities		   134,934		            (351,994)
		Deferred grant revenue		                     (13,055)	           	(103,897)
		Customer deposits		                          (44,876)	             	(2,049)
                                           -----------           -----------
		Net cash used by operating activities		     (421,568)	           	(486,959)
                                           -----------           -----------
INVESTING ACTIVITIES:
	Purchase of Short-term Investments		               --		             (28,170)
	Proceeds from Sale of Furniture and Equipment 	80,436		                  --
	Purchases of Furniture and Equipment		         (7,926)	             	(5,799)
	Advances/Contributions to Joint Ventures		    (47,204)	           	(136,105)
	Deferred Acquisition Costs		                  (22,410)	                 	--
                                           -----------           -----------
		Net cash provided (used) by investing
   activities	                                   2,896		            (170,074)
                                           -----------           -----------
DECREASE IN CASH AND CASH EQUIVALENTS		       (418,672)		           (657,033)

CASH AND CASH EQUIVALENTS, Beginning of Period	635,609		           1,296,243
                                           -----------           -----------
CASH AND CASH EQUIVALENTS, End of Period	  $  	216,937	          $  	639,210
                                           ===========           ===========


SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND INVESTING ACTIVITIES:
     The Company contributed $314,524 in net assets of its FoodMaster-Almaty operation to FoodMaster International L.L.C. for its 40% interest. In addition, the Company redeemed 48,190 shares of common stock in exchange for $29,035 in accounts receivable. The non-cash effects of these transactions have been removed from the applicable classifications shown above.






       See accompanying notes to the condensed financial statements.

                      DEVELOPED TECHNOLOGY RESOURCE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                July 31, 1997
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

2.	  Change in Method of Accounting for Earnings Per Share

     In February 1997, the Finance and Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted by DTR in the reporting period ending January 31, 1998. At that time, DTR will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new standard for calculating basic earnings per share, the dilutive effect of stock options will be eliminated. The impact of implementing SFAS No. 128 on the calculation of earnings per share for the periods ended July 31, 1997 and 1996 will not be material.

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

     In the first quarter of fiscal 1997, 48,190 shares of common stock were redeemed in exchange for the satisfaction of $29,035 in accounts receivable owed by a former employee.

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


Ongoing Business Strategy

    	As the manager of operations for FMI, DTR's strategy is to expand FMI's dairy processing business in Kazakhstan and other regions of the FSU. FMI intends to exercise its option in the fourth quarter of fiscal 1997 to purchase 80% of Ak-Bulak, FMI's partner in FoodMaster Kazakhstan (FoodMaster), which will result in a 90% ownership of FoodMaster by FMI. FMI is continuing to expand its operations in Moldova and Akmola, Kazakhstan's new capital.

    	DTR will continue to operate its x-ray tube and equipment sales business and look for opportunities to expand sales when available.


Results of Operations

FoodMaster Kazakhstan (FoodMaster) and FoodMaster International L.L.C. (FMI)
     For the three and nine month periods ended July 31, 1997, DTR received fees of $286,230 and $485,435, respectively, for managing the operations of FMI. From November 1, 1996 through March 2, 1997, the financial statements report the consolidated accounts of FoodMaster and DTR. During this time FoodMaster's consolidated sales and commissions were $1,724,798, cost of goods sold were $1,195,016 and selling, general & administrative expenses were $346,935. Since March 3, 1997 (the formation of FMI), DTR reports its FMI sales and related expenses, inclusive of FoodMaster results, under the equity method to reflect its 40% investment in FMI. From March 3, 1997 to July 31, 1997, DTR's share of the loss under the equity method in FMI was $105,394.

X-ray Tubes
    	X-ray tube sales for the three month and nine month periods ended July 31, 1997 were $63,400 and $164,430, respectively. Cost of goods sold were $54,715 and $142,645, respectively. During the same periods in 1996, sales were $98,800 and $180,000 and cost of goods sold were $79,080 and $149,580, respectively. Currently, DTR expects to maintain stability in X-ray tube sales and an average profit margin of 13.0% to 14.0%.

Food Packaging Equipment
    	DTR recorded food packaging equipment sales of $94,881 and $428,890, respectively, for the three and nine months ended July 31, 1997. The related cost of goods sold was $82,604 and $304,129, respectively; resulting in 13% and 29% gross profit. The gross profit margin on sales in fiscal 1997 were higher than fiscal 1996 due to DTR selling the equipment directly rather than through a distributor.


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

    	Due to the inherent risks associated with operating in the FSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received payments of $170,000 during fiscal
1996 and a $200,000 payment in August 1997.  At July 31, 1997, a $200,000 gain was recognized when it became apparent that DTR would collect this amount of the receivable.

    	Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.

                    DEVELOPED TECHNOLOGY RESOURCE, INC.

                    				PART II.  OTHER INFORMATION

ITEM 4:	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6:	 EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-QSB.

(a)	     Exhibits

        	11	 Statement Regarding Computation of Per-Share Earnings

        	27	 Financial Data Schedule

(b)	Reports of Form 8-K

         No report on Form 8-K was filed by Developed Technology Resource, Inc.
         (DTR) during the quarter ended July 31, 1997.

                                 SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Dated:           September 25, 1997      DEVELOPED TECHNOLOGY RESOURCE, INC.
                                         -----------------------------------
                                                    (Registrant)



				                                  			/s/ John P. Hupp
                                         -----------------------------------
                                   							John P. Hupp,
                                   							President




                                 							/s/ LeAnn H. Davis
                                        ------------------------------------
                                  							LeAnn H. Davis
                                  							Chief Financial Officer