Form 10KSB
period 1997-10-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-03-23
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

          [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

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

                         7300 METRO BOULEVARD, SUITE 550
                             EDINA, MINNESOTA 55439
                      Address of Principal Executive Office

                                 (612) 820-0022
                            Issuer's Telephone Number

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes_X_ No ___

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { }

Issuer's revenues for its most recent fiscal year:  $3,310,043

As of March 6, 1998, 805,820 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on March 6, 1998 was $2,140,459. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors. See Item 11.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its April 14, 1998 Annual Meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Developed Technology Resource, Inc. (the Company or DTR) was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union (fSU) for transfer and sale to companies in the West. During the first two years of operations, the Company experienced limited success in technology transfer and shifted its focus to the sale and distribution of aviation security equipment in the fSU. In 1995, the Company formed a joint venture called FoodMaster Corporation (hereinafter FoodMaster) with Ak-Bulak to re-open the dairy in Almaty, Kazakhstan to produce and sell yogurt and other dairy products.

         During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 which includes reimbursement of expenses of $45,000. This transaction is more fully described in Item 6, "Discontinued Operations." The financial statements and related information reflect the sale of this business as discontinued operations. Additionally, overhead was reduced to the level necessary to effectively support continuing operations.

         After the sale of the aviation security business, the Company focused its attention almost exclusively on development of the dairy business. Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. This purchase of 80% of Ak-Bulak would give DTR an additional 40% ownership of FoodMaster. In January 1997, FoodMaster formed a joint venture in Akmola, the new capital of Kazakhstan, and began production at this location in March 1997.

         In March 1997, DTR formed a limited liability company called FoodMaster International L.L.C. (FMI) with Agribusiness Partners International L.L.C. and affiliates (API) to expand the dairy business in Kazakhstan and elsewhere in the fSU. DTR contributed its ownership interest in FoodMaster and API agreed to contribute a total of $6 million in cash, of which $3.245 million was contributed as of October 31, 1997. DTR owns 40% of FMI and has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. DTR manages the day-to-day operations of FMI under a management contract.

         FMI currently owns 90% of FoodMaster and 73.8% of a dairy in Hincesti, Moldova. In December 1997, FMI received the right, by shareholder approval to obtain at least 50% of the shares of a dairy located in Uman, Ukraine.

         In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with a contribution of $800,000 consisting primarily of cash and receivables. SXD will own and operate the non-dairy portion of DTR's business, which includes the x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.

ONGOING BUSINESS STRATEGY

         The Company's strategy is to expand its food business both by acquiring additional dairies for FMI and selling additional products, including but not limited, to dairy products. Standard dairy products will be used to enter new markets. FMI plans to increase the profitability of the dairy operations through the introduction of additional value added products.

BUSINESS OPERATIONS

DAIRY AND FOOD PROCESSING

         DTR manages all of the dairy operations which are owned by FMI. These dairy operations manufacture and sell a variety of different dairy products, including but not limited to kefir, yogurt, cottage cheese, ice cream, ice pops, and sour cream.

         From November 1996 through February 1997, FoodMaster sales, which are included in the statement of operations for the year ended October 31, 1997, were $1,774,870. After February 1997, FoodMaster's income and expenses were no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster's dairy operations to FMI. Since March 1997, FoodMaster's income and expenses are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss using the equity method of accounting. FoodMaster recorded sales of $3,393,705 for the twelve months ended October 31, 1996.

X-RAY TUBES

         The Company continues to distribute x-ray tubes under an exclusive distribution agreement with Svetlana-Rentgen ("Svetlana"), a company located in the fSU. Revenues from the sale of x-ray tubes accounted for 8% and 5% of DTR's total revenues in fiscal 1997 and 1996, respectively.

FOOD PACKAGING EQUIPMENT

         In November 1994, the Company signed an International Distribution Agreement with NiMCO Corporation, of Crystal Lake, Illinois, granting the Company exclusive rights to sell certain NiMCO products in most areas of the fSU. From June 1995 to December 1996, the Company had a sub-distribution agreement with Professional Packaging, Inc. (ProPak), under which the Company received commissions on sales made by ProPak. Through this sub-distribution agreement, DTR sold eight NiMCO packaging machines, which accounted for 16% of DTR's revenues in fiscal 1996. The exclusive agreement with NiMCO and the distribution agreement with ProPak expired as of December 31, 1996. DTR continues to distribute NiMCO packaging machines on a non-exclusive basis. Sales from these machines accounted for 13% of DTR's fiscal 1997 revenues.

COMPETITION

DAIRY AND FOOD PROCESSING. These operations compete with several local companies, as well as foreign importers of products. However, the Company believes that its products are superior to any other local competitors and it is price competitive with the current imports. Currently, the Company cannot measure its market share.

X-RAY TUBES. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share.

FOOD PACKAGING EQUIPMENT SALES. Manufacturers producing competing equipment of similar performance to the NiMCO line of equipment include Tetra-Laval of Sweden, Elo-Pak of Norway, International Paper of the United States, Pastu-Pack of the UK, and Galdi of Italy. Some of these companies have been selling equipment in the fSU more than 20 years. The Company does not currently have a measurable market share.

PRINCIPAL SUPPLIERS

DAIRY AND FOOD PROCESSING. Suppliers to the dairy operations consist of numerous dairy farmers located in the vicinity of the dairies. In addition, the Company receives packaging supplies from many suppliers throughout Europe and the United States.

X-RAY TUBES. Svetlana Rentgen, based in the fSU, is the exclusive supplier of tubes to DTR.

FOOD PACKAGING EQUIPMENT. NiMCO, based in Crystal Lake, Illinois, is the sole supplier of food packaging equipment to the Company.

MAJOR CUSTOMERS

         For the fiscal years ended October 31, 1997 and 1996, the Company recorded net sales of $2,467,790 and $4,466,463, respectively. The Company had one customer that made up more than 10% of its sales in fiscal 1997. S.J. Agro-Leasing accounted for 12.9% of the Company's net sales in fiscal 1997 through its purchases of food packaging equipment. In fiscal 1996, the Company had no one customer that accounted for more than 10% of its sales.

GOVERNMENTAL REGULATIONS

         The Company's principal revenue-generating business activity in fiscal 1997 and 1996 was the manufacturing and selling of dairy products in the fSU. The governmental, political, social, and legal structures within countries of the fSU are evolving. In general, business must comply with decrees, laws, and instructions issued from a multitude of government bodies at the national and local levels.

         The government regulations that most affect the Company are in the areas of taxation, currency and customs regulation, business registration, and labor laws. The Company attempts to fully comply with the laws in all the countries of the fSU in which business is conducted, and as necessary, may seek legal counsel in the United States or from local counsel in the applicable fSU country.

EMPLOYEES

         As of March 6, 1998, the Company has three full-time employees in its offices in Edina, Minnesota; two full-time employees in Almaty, Kazakhstan; two full-time employees in Hincesti, Moldova; and one full-time employee in Uman, Ukraine. All of the foreign based employees are responsible for managing the dairy operations of FMI. The Company is not a party to any collective bargaining agreements and it considers its employee relations to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

         During fiscal 1997, the Company moved its Corporate Headquarters in Minnentonka, Minnesota to Edina, Minnesota. This move allowed the Company to reduce its space from 2,139 to 1,009 square feet and its monthly base rent from approximately $2,900 to $1,500. The lease has a term of 60 months and expires on April 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         In 1996, the Company filed suit against a former officer for breach of contract. The employee filed a counterclaim for breach of the severance agreement. In January 1997, the lawsuit was settled with the former officer relinquishing 48,190 shares of the Company's Common Stock to satisfy a $29,035 receivable. DTR has no contingent future liability.

         In 1996, a former employee filed a claim with the Minnesota Department of Human Rights and concurrently with the Equal Employment Opportunity Commission (EEOC), charging the Company with age and national origin discrimination. In 1997, the Minnesota Department of Human Rights denied the claim. No further action has been taken by the former employee since the Department's decision.

         In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of October 31, 1997 or as of the date of filing of this Form 10-KSB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended October 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was traded on the National Association of Securities Dealer Automated Quotation System (NASDAQ) from April 23, 1993 until November 3, 1995, when the Company was de-listed as a result of noncompliance with minimum per-share price requirements. After a three for one reverse split in December 1995, the Company was re-listed. In the first quarter of 1996, the Company fell below the listing requirements and was again de-listed. Since then, the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol of DEVT.

         The following table sets forth the high and low daily average between the bid and sales prices for each quarter as reported on the NASDAQ or the OTC Bulletin Board during the fiscal years ended October 31, 1997 and 1996.

                                          Average Price
         FISCAL 1997              Low                     High
         -----------              ---                     ----
         First Quarter         $    7/8                 $ 1 17/32
         Second Quarter           1                       1 15/16
         Third Quarter            1 3/16                  1 31/32
         Fourth Quarter           1 1/8                   2

         FISCAL 1996
         -----------
         First Quarter          $   3/4                 $ 1 1/8
         Second Quarter             7/8                   1 1/4
         Third Quarter              7/8                   1 1/8
         Fourth Quarter             7/8                   1/1/2

         As of March 6, 1998, the Company had 76 shareholders of record of its Common Stock. The Company estimates there are 660 beneficial owners of its Common Stock.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (612) 450-4058.

         The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain all earnings, if any, for use in the Company's business in the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements other than current or historical information included in this Management's Discussion and Analysis and elsewhere in this Form 10-KSB, in future filings by Developed Technology Resource, Inc. (the Company or DTR) with the Securities and Exchange Commission and in DTR's press releases and oral statements made with the approval of authorized executive officers, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. DTR wishes to caution the reader not to place undue reliance on any such forward-looking statements.

         On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option and its opportunities for a future acquisition of a diary in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By October 31, 1997, API contributed $3.245 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% of FMI. DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

         DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $802,492 from March 1997 to October 31, 1997 in accordance with its management agreement with FMI.

         Fiscal 1996 revenues and operating expenses have been adjusted to eliminate the sales and operating expenses of discontinued operations related to the aviation security system and service divisions which were sold in the first quarter of 1996.

RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $3,310,043 in fiscal 1997, compared to $4,616,361 in fiscal 1996. This 28.3% decrease in revenues is the result of a 44.7% decrease in sales primarily due to

DTR's consolidating only four months of FoodMaster revenue in 1997, compared to twelve months in 1996 as a result of the transfer discussed above. The decrease in sales was offset by the receipt of management fee revenue of $802,492 from FMI for eight months of fiscal 1997.

         Sales for fiscal 1997 and 1996 totaled $2,467,790 and $4,466,463, respectively. Sales resulted from four areas within DTR - dairy operations of FoodMaster, equipment, x-ray tubes and communication services. FoodMaster sales from November 1996 through February 1997 were $1,774,870 or 71.9% of DTR's total sales for the year ended October 31, 1997. After February 1997, FoodMaster's income and expenses were no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. Since March 1997, FoodMaster's income and expenses are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. FoodMaster sales of $3,393,705 made up 76% of DTR's fiscal 1996 sales.

         Sales of food packaging equipment were $428,890 (17.4%) and $728,800 (16.3%) of total sales in fiscal 1997 and 1996, respectively. This $299,910 decrease in sales revenue is the result of DTR's shift in focus to its dairy operations in the fSU. Sales of x-ray tubes increased slightly to $264,030 in fiscal 1997 from $243,860 in fiscal 1996. In fiscal 1996, DTR also had $100,097 in sales of copy centers, communication services and other miscellaneous services, which the Company discontinued in fiscal 1996 due to the shift in focus mentioned above.

COST OF SALES

         Cost of sales for fiscal 1997 was $1,398,449, compared to $3,434,683 for the same period last year. The gross profit percentage on sales for fiscal 1997 was 43.3% compared to 23.1% for fiscal 1996. Cost of sales reflects the cost of manufacturing the dairy products in Kazakhstan for the first four months of fiscal 1997 and twelve months of fiscal 1996 as noted above, and to a lesser extent, the cost of purchasing food packaging equipment, x-ray tubes and communication services.

         Gross profit on dairy sales was $902,933 and $925,545 in fiscal 1997 and 1996, respectively. Gross profit on equipment sales of $130,823 or 30.5% in fiscal 1997 also increased from gross profit of $73,137 or 10% in fiscal 1996. Although sales of equipment was down due to the shift in DTR's focus, the gross profit has improved due to sales to fewer but higher margin customers and improved pricing from DTR's supplier. Gross profit on x-ray tubes decreased slightly to $35,585 or 13.5% in fiscal 1997 compared to $41,400 or 17.0% in fiscal 1996 due to sales price reductions on x-ray tubes.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for fiscal 1997 were $1,382,334 compared to $1,104,187 for 1996. FoodMaster comprised $515,491 and $524,355 of the expenses in fiscal 1997 and 1996, respectively. The increase in the remaining SG&A of approximately $287,000 is the result of DTR hiring additional employees and extensive traveling in the management of its dairy operations. Any dairy related expenses after February 1997 were reimbursed 100% through the management fees billed to FMI.

DISCONTINUED OPERATIONS

         Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technologies, Inc., a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of fiscal 1996 and a note receivable totaling $765,000 payable over 30 months. A portion of these payments is personally guaranteed by the former employee, and is collateralized by 16,430 shares of DTR's common stock owned by the former employee. Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.

         Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale has been deferred and is being recognized as payments are received. DTR received total payments of $200,000 and $170,000 during fiscal 1997 and 1996, respectively. As a result, DTR recorded a gain (loss) on discontinued operations of $200,000 and ($30,166) in fiscal 1997 and 1996, respectively.

         In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. The increase in the receivable balance was accounted for as an increase in deferred revenues. In addition, the payment terms were revised to require two payments in 1998 with the final payment due on January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR increased its cash received from operating activities to $488,156 in fiscal 1997 due to improvements in its gross profit margins. In addition, a majority of the operating expenses from March 1997 to October 1997 were reimbursed in accordance with the management agreement between DTR and FMI. In fiscal 1996, DTR used net cash of $277,042 primarily to pay down its debt from vendors and to fulfill customer orders.

INVESTING ACTIVITIES

DTR used $803,424 and $454,502 of cash for investing activities largely to support its FoodMaster and FMI joint ventures during fiscal 1997 and to support its FoodMaster joint venture in 1996, respectively. Most of the 1997 expenditures will be reimbursed by the FMI joint venture in the future as FMI improves its cash flows.

FINANCING ACTIVITIES

         DTR's FoodMaster operations obtained $70,910 in bank financing during fiscal 1996 and began to make principal payments on this note in fiscal 1997. FoodMaster made total principal payments of $8,900 on its bank note payable during the period from November 1996 to February 1997. After this period, the FoodMaster cash flows were consolidated with FMI per the transfer discussed above.

         Based on current projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through fiscal 1998. In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with a contribution of $800,000 consisting primarily of cash and receivables. SXD will own and operate the non-dairy portion of DTR's business, which includes the x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.

ITEM 7.  FINANCIAL STATEMENTS - DEVELOPED TECHNOLOGY RESOURCE, INC.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
DEVELOPED TECHNOLOGY RESOURCE, INC.


We have audited the accompanying balance sheet of Developed Technology Resource, Inc. as of October 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. as of October 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 20, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Developed Technology Resource, Inc.
Edina, Minnesota

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of DEVELOPED TECHNOLOGY RESOURCE, INC. for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DEVELOPED TECHNOLOGY RESOURCE, INC. for the year ended October 31, 1996 in conformity with generally accepted accounting principles.



                                   /s/  LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
January 2, 1997

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                                  BALANCE SHEET
                                OCTOBER 31, 1997

                                     ASSETS
Current Assets:
         Cash and cash equivalents                             $   311,441
         Receivables:
              Trade, net of allowance of $10,508                    97,939
              Sale of discontinued operations                      440,000
              FoodMaster International L.L.C. (FMI)                579,582
              Other                                                    714
         Prepaid and other current assets                           46,046
                                                               -----------
              Total current assets                               1,475,722

Furniture and Equipment, net                                        45,466

Investment in FMI                                                  788,785

Receivable from Sale of Discontinued Operations                     40,000
                                                               -----------

                                                               $ 2,349,973
                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                      $   100,269
         Accrued liabilities                                       124,838
         Deferred gain short-term                                  426,590
                                                               -----------
              Total current liabilities                            651,697

Non-current Deferred Gain                                           80,675

Shareholders' Equity:
         Undesignated stock, $.01 par value, 1,666,667
              shares authorized, no shares issued or
              outstanding                                             --
         Common stock, $.01 par value, 3,333,334
              shares authorized, 790,820 shares issued
              and outstanding                                        7,908
         Additional paid-in capital                              5,319,298
         Accumulated deficit                                    (3,709,605)
                                                               -----------
              Total shareholders' equity                         1,617,601
                                                               -----------

                                                               $ 2,349,973
                                                               ===========







               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 1997 AND 1996

                                                    1997             1996
                                                 -----------      -----------
Revenues:
     Sales                                       $ 2,467,790      $ 4,466,463
     Management fees from FMI joint venture          802,492             --
     Commissions and other income                     39,761          149,898
                                                 -----------      -----------
                                                   3,310,043        4,616,361
                                                 -----------      -----------
Cost and expenses:
     Cost of sales                                 1,398,449        3,434,683
     Selling, general and administrative           1,382,334        1,104,187
                                                 -----------      -----------
                                                   2,780,783        4,538,870
                                                 -----------      -----------

Operating income                                     529,260           77,491

Other income:
     Interest income, net                             12,059           52,548
     Equity in earnings of FMI joint venture          62,650             --
                                                 -----------      -----------

Income from continuing operations before
     income taxes and minority interest              603,969          130,039

Income tax expense                                      --            125,500
                                                 -----------      -----------

Income from continuing operations
     before minority interest                        603,969            4,539

Minority interest in earnings of FoodMaster          (93,553)        (131,522)
                                                 -----------      -----------

Income (loss) from continuing operations             510,416         (126,983)

Income (loss) from discontinued operations:
     Loss from discontinued operations               (30,166)
     Gain from discontinued operations               200,000             --
                                                 -----------      -----------

Net Income (Loss)                                $   710,416      $  (157,149)
                                                 ===========      ===========


Net Income (Loss) per Common Share:
     Continuing operations                       $      0.45      $     (0.15)
     Discontinued operations                            0.16            (0.04)
                                                 -----------      -----------
                                                 $      0.61      $     (0.19)
                                                 ===========      ===========


Weighted Average Common Shares
Outstanding                                        1,285,110          839,010
                                                 ===========      ===========







               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1997 AND 1996

                                              Common Stock                Additional
                                              ------------                  Paid-in     Accumulated
                                          Shares         Amount             Capital          Deficit             Total
                                          ------         ------             -------          -------             -----

Balance, October 31, 1995                   838,966  $          8,389  $     5,347,852  $     (4,262,872) $     1,093,369

         Adjustment for fractional
              shares related to the
              December 1995, 1 for
              3 reverse stock split              44                 1               (1)               --               --

         Net loss                                --                --               --          (157,149)        (157,149)
                                    ---------------  ----------------  ---------------  ----------------  ---------------

Balance, October 31, 1996                   839,010             8,390        5,347,851        (4,420,021)         936,220

         Redemption of shares
              in exchange for
              accounts receivable           (48,190)             (482)         (28,553)               --          (29,035)

         Net income                              --                --               --           710,416          710,416
                                    ---------------  ----------------  ---------------  ----------------  ---------------
Balance, October 31, 1997                   790,820  $          7,908  $     5,319,298  $     (3,709,605) $     1,617,601
                                    ===============  ================  ===============  ================  ===============



               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1997 AND 1996

                                                                      1997              1996
                                                                   -----------      -----------
OPERATING ACTIVITIES:
         Net Income (Loss)                                         $   710,416      $  (157,149)
         Adjustments to Reconcile Net Income (Loss)
              to Cash Provided/(Used) by Operating Activities:
              Depreciation                                              39,390           98,762
              Provision for doubtful accounts                         (224,492)          22,000
              (Gain) loss on sale of furniture
              and equipment                                             (2,541)           6,122
              Gain on sale of discontinued
              operations                                              (200,000)            --
              Minority interest in earnings
              of joint venture                                          93,553          131,522
              Equity in earnings of FMI joint
              venture                                                  (62,650)            --

         Changes in Operating Assets and Liabilities,
         net of transfers to joint venture:
              Receivables                                              212,826          128,386
              Inventories                                             (226,517)         294,707
              Prepaid and other current assets                          40,570         (201,667)
              Accounts payable and accrued
              liabilities                                              220,894         (458,667)
              Deferred gains                                           (68,417)         (23,480)
              Customer deposits                                        (44,876)        (117,578)
                                                                   -----------      -----------
              Net cash provided/(used) by
              operating activities                                     488,156         (277,042)
                                                                   -----------      -----------

INVESTING ACTIVITIES:
         Net sales of short-term investments                              --             53,717
         Proceeds from sale of furniture
         and equipment                                                  81,438            6,904
         Purchases of furniture and equipment                         (294,751)        (230,615)
         Advances/contributions to joint
         ventures                                                     (625,727)        (256,198)
         Cash of FoodMaster                                               --              7,306
         Deferred acquisition costs                                     35,616          (35,616)
                                                                   -----------      -----------
              Net cash used by investing
              activities                                              (803,424)        (454,502)
                                                                   -----------      -----------

FINANCING ACTIVITIES:
         Principal payments on note payable                             (8,900)            --
         Proceeds from note payable                                       --             70,910
                                                                   -----------      -----------
              Net cash provided/(used) by
              financing activities                                      (8,900)          70,910
                                                                   -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (324,168)        (660,634)

CASH AND CASH EQUIVALENTS, Beginning
         of year                                                       635,609        1,296,243
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, End of year                             $   311,441      $   635,609
                                                                   ===========      ===========


               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      YEARS ENDED OCTOBER 31, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Developed Technology Resource, Inc. (DTR or the Company) owns and manages food businesses in the countries of the former Soviet Union (fSU) through its joint venture, FoodMaster International L.L.C. (FMI), with Agribusiness Partners International L.P. (API). FMI purchases dairy manufacturing facilities in the fSU and provides equipment and necessary capital. DTR manages the dairies and pursues future acquisitions for FMI. Using modern marketing techniques and packaging equipment, the dairies provide customers in the fSU better quality branded dairy products.

     During fiscal 1997 and 1996, DTR also distributed X-ray tubes under an exclusive arrangement with a Russian manufacturer, sold food packaging equipment, and held ownership interests in the coatings technology business of Phygen and the cancer detection business of Armed.

     Basis of Presentation
     From November 1995 through February 1997, the financial statements include the operations of DTR and FoodMaster Corporation (FoodMaster), DTR's 50% owned subsidiary in Almaty, Kazakhstan. All significant intercompany transactions and balances were eliminated in consolidation. On March 3, 1997, DTR contributed its 50% ownership of FoodMaster to the FMI joint venture for a 40% ownership in FMI. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment is being amortized to income over 15 years.

     Cash and Cash Equivalents
     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Furniture and Equipment
     Furniture and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, primarily three to ten years.

     Revenue Recognition
     Revenue is recognized upon shipment of products to the customer and as services are provided to FMI under the management agreement.

     Net Income (Loss) per Common Share
     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, such as options or warrants, were not included in computing the net loss per common share for the year ended October 31, 1996 since the effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 128, EARNINGS PER SHARE, which is required to be adopted by DTR in the reporting period ending January 31, 1998. At that time, DTR will be required to change the method currently used to compute net income (loss) per share and restate all prior periods. Under the new standard for calculating basic net income
     (loss) per share, the dilutive effect of stock options and warrants will be eliminated. However, stock options and warrants will be included in the calculation of diluted net income (loss) per share. The impact of implementing FAS No. 128 on the calculation of net income (loss) per share for fiscal 1997 has not yet been fully evaluated.

     Segment Reporting
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet evaluated the full impact of the adoption FAS 131.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     Financial Instruments
     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1997.

     The respective carrying value of financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

     Reclassifications
     Certain reclassifications were made to the 1996 financial statements to present those financial statements on a basis comparable with the current year. The reclassifications had no effect on previously reported net loss or accumulated deficit.

2.   AK-BULAK OPTION
     Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. This purchase of 80% of Ak-Bulak would give DTR an additional 40% ownership of FoodMaster. To exercise the option, the Company agreed to pay certain pre-defined outstanding debts of Ak-Bulak, the other owner of FoodMaster, and to make capital improvements to the dairy owned by FoodMaster. As of March 2, 1997 and October 31, 1996, DTR had paid $171,774 and $35,616, respectively, in connection with the exercise of this option. On March 3, 1997, DTR contributed its 50% ownership in FoodMaster along with its option to acquire the additional 40% ownership to the FMI joint venture. FMI repaid DTR for all but $14,045 of the costs paid through March 2, 1997 to exercise the option (See Note 3).

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By October 31, 1997, API contributed $3.245 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $802,492 from March 1997 to October 31, 1997 in accordance with its management agreement with FMI.

     Summarized financial information from the audited financial statements of FMI carried on the equity basis is as follows:

                                                                October 31, 1997
                                                                ----------------
     Current assets                                               $ 3,944,710
     Total assets                                                  10,514,329
     Noncurrent liabilities                                           946,832
     Shareholders' equity                                           7,032,719
     DTR's share of FMI 's equity                                   2,813,088
     DTR's carrying value of FMI's equity                             788,785

                                                              Eight Months Ended
                                                                October 31, 1997
                                                               ----------------
     Sales                                                        $ 6,784,384
     Gross profit                                                   2,504,523
     Net loss                                                        (207,138)
     DTR's share of FMI's loss before adjustment
      of DTR's excess of net equity over carrying
      value of the investment                                         (82,855)
     DTR's share of equity in earnings of
      FMI joint venture after adjustment                               62,650

 4.  FURNITURE AND EQUIPMENT
     Furniture and equipment are summarized as follows:
                                                  Estimated
                                                  Useful Life
                                                  -----------
     Software                                        5 years      $    23,605
     Furniture & equipment                           5 years          148,869
     Leasehold improvements                          5 years            4,982
                                                                  -----------
                                                                      177,456
     Less accumulated depreciation                                    131,990
                                                                  -----------
     Furniture and equipment, net                                 $    45,466
                                                                  ===========

 5.  DISCONTINUED OPERATIONS
     Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technology, a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of fiscal 1996 and a note receivable totaling $765,000 payable over 30 months. A portion of these payments is personally guaranteed by the former employee, and is collateralized by his ownership of 16,430 shares of DTR's common stock. Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.

     Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received total payments of $200,000 and $170,000 during fiscal 1997 and 1996, respectively. As a result, DTR recorded a gain (loss) on discontinued operations of $200,000 and ($30,166) in fiscal 1997 and 1996, respectively. The operations of the business segment and the gain on sale are presented as discontinued operations in the statements of operations.

     In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. The increase in the receivable balance was accounted for as an increase in deferred revenues. In addition, the payment terms were revised to require two payments in 1998 with the final payment due on January 1, 1999.

 6.  COMMITMENTS & CONTINGENCIES
     Leases
     The Company leases its operating facilities under a five year operating lease that expires on April 30, 2002. The following schedule sets forth the future minimum rental payments required under the operating lease:
                     Year Ending                         Operating
                     October 31,                            Leases
                     -----------                       --------------
                         1998                          $       18,414
                         1999                                  18,919
                         2000                                  19,423
                         2001                                  19,928
                         2002                                  10,090
                                                       --------------
                                                       $       86,774
                                                       ==============

     Rental expense was approximately $25,500 and $40,500 for the fiscal years ended October 31, 1997 and 1996, respectively.

7.   STOCK OPTIONS AND WARRANTS
     Under the Company's 1992 Stock Option Plan (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and non-employees. Options granted to employees generally vest over a three to five year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees, including directors and consultants, vest one year after the date of grant and are exercisable for three years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares.

     In March 1994, the shareholders ratified the 1993 Outside Directors Stock Option Plan. Under the terms of this plan, the Company reserved 83,333 shares of common stock for issuance to outside directors as compensation for their services as board members. Options for 1,667 shares are issued to the directors each year upon their election at the annual shareholders meeting. The options vest after one year.

     The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the above employee plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of the grant.

     SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the Company to provide pro- forma information regarding net income (loss) and per share amounts as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model with the following assumptions used for grants in 1997: no dividend yield, volatility from 102.6% to 120.8%, risk-free interest rates of 6%, and expected lives ranging from 18 months to 10 years. Assumptions used in the fiscal 1996 option-pricing models are as follows: no dividend yield, volatility from 103.6% to 132.9%, risk-free interest rates of 6%, and expected lives ranging from 18 months to 10 years. Had compensation costs been determined based on the fair value of options at their grant dates in accordance with SFAS No. 123, the Company's net income would have decreased by $98,567 in fiscal 1997 and the Company's net loss would have increased by $462,634 in fiscal 1996. The effect on net income (loss) per share is $0.08 and $0.55 per share for fiscal 1997 and 1996, respectively.

     The following table summarizes the information about the Company's warrant and stock option activity for the years ended October 31, 1997 and 1996:

                               1992 Stock Option Plan       Outside                   Weighted-
                               ----------------------       Directors                  Average
                                             Employee      Stock Option               Exercise
                                Warrants      Options         Plan        Total      Price/Share
                                --------      --------      --------      ------
Balance, October 31, 1995       46,667        41,444         6,667        94,778      $   12.34

Granted                           --         500,972         3,334       504,306      $    1.22

                                ------       -------        ------       -------

Balance, October 31, 1996       46,667       542,416        10,001       599,084      $    2.90

Cancelled/expired/
    or surrendered             (18,334)      (17,416)       (3,333)      (39,083)     $   11.84

Granted                           --          85,000         3,334        88,334      $    1.23
                                ------       -------        ------       -------

Balance, October 31, 1997       28,333       610,000        10,002       648,335      $    2.22
                                ======       =======        ======       =======

Exercisable, October 31, 1997   28,333       125,000         6,668       160,001      $    5.28
                                ======       =======        ======       =======


     The following table summarizes information about the Company's stock plans at October 31, 1997:

                                                       Options Outstanding                      Options Exercisable
                                                       -------------------                      -------------------
                                                        Weighted-         Weighted-                             Weighted-
                                          Number          Average           Average           Number             Average
             Range of                  Outstanding      Remaining           Exercise       Exercisable           Exercise
         Exercise Price                at 10/31/97       Life (years)       Price           at 10/31/97           Price
         --------------                -----------       ------------       -----           -----------           -----

     $1.19 to $3.00                         608,335       4.61               $1.27               120,001          $1.47
     $6.75                                    5,001        .36                6.75                 5,001           6.75
     $15.00 to $22.50                        34,999        .28               18.14                34,999          18.14
                                      -------------                                       --------------
                                            648,335                                              160,001
                                      =============                                       ==============

8.   ECONOMIC DEPENDENCE
     For the fiscal year ended October 31, 1997 and 1996, the Company had two customers which comprised 100% of its x-ray tube sales of $264,030 and $243,860, respectively. In addition, the Company had one supplier for these x-ray tubes. Purchases from this supplier totaled $228,445 and $202,460 in fiscal 1997 and 1996, respectively.

9.   INCOME TAXES
     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (FAS) No. 109, Accounting for Income Taxes. FAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Deferred income tax assets and liabilities as of October 31, were as follows:
                                                1997              1996
                                            ------------       ----------
     Deferred tax asset                     $  1,256,400      $ 1,542,700
     Deferred tax liabilities                     (6,500)          (6,500)
     Valuation allowance                      (1,249,900)      (1,536,200)
                                            ------------       ----------
                                                      --               --
                                            ============       ==========

     Deferred income tax assets and liabilities consist primarily of NOL's and the allowance for doubtful accounts, and differences between the financial and tax basis of furniture and equipment, respectively.

     At October 31, 1997, the Company had a net operating loss (NOL) carryforwards of approximately $3,354,000 for income tax purposes. The NOL carryforwards expire in years 2007 through 2011 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the financial statements since realization is not currently supportable.

     The Company intends to permanently reinvest the earnings of FMI. Therefore, no U.S. deferred income taxes are provided on these earnings.

10.  STOCK REDEMPTION
     In the first quarter of fiscal 1997, 48,190 shares of common stock were redeemed in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash operating and investing activities:
     The Company contributed $626,917 in net assets of its FoodMaster joint venture to FoodMaster International L.L.C. (FMI) for its 40% interest as discussed in Note 3. In addition, the Company redeemed 48,190 shares of common stock in exchange for the satisfaction of a $29,035 account receivable as discussed in Note 10. Finally, the Company increased the deferred gain and a corresponding receivable from the sale of discontinued operations by $40,000 for additional interest due to DTR as discussed in
     Note 5.

     In fiscal 1996, DTR contributed $364,450 in inventory and equipment to its FoodMaster joint venture. In addition, the Company recorded a note receivable of $765,000 for the sale of its aviation security business as discussed in Note 5 of which $15,934 was related to the transfer of equipment and $621,707 was offset by an increase in deferred gain.

     The non-cash effects of these transactions have been removed from the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the year ended October 31, 1997 and 1996.

     Supplemental cash flow information:        1997                 1996
     -----------------------------------    -----------         ----------
     Cash paid for:
         Interest                                --                6,600
         Taxes                                   --               91,376

12.  SUBSEQUENT EVENTS
     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options for 15,000 shares of common stock at an exercise price of $1.50 per share to the current outside directors. As of November 6, 1997, 13,750 of the 15,000 options were vested. The remaining 1,250 were vested by December 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 23, 1997, Developed Technology Resource, Inc. dismissed Lurie, Besikof, Lapidus & Co., LLP, the principal accountant previously engaged to audit the registrant's financial statements for the fiscal year ended October 31, 1996, as its independent accountant. The registrant's financial statements for the fiscal year ended October 31, 1995 were audited by another independent accountant and a Form 8-K was filed in accordance with such dismissal on April 23, 1996. Lurie, Besikof, Lapidus & Co., LLP's reports on the financial statements for the fiscal year ended October 31, 1996 do not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. In connection with the audit for the fiscal year ended October 31, 1996 and through December 23, 1997, there have been no disagreements with Lurie, Besikof, Lapidus & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lurie, Besikof, Lapidus & Co., LLP would have caused them to make reference thereto in their report on the financial statements for such period. The decision to change accountants has been approved by the Board of Directors of the registrant.

         On December 23, 1997 Deloitte & Touche LLP was appointed as the registrant's new independent accountant to audit the registrant's financial statements. During the past fiscal year and through December 23, 1997, the registrant has not, prior to engaging the new accountant, consulted the new accountant regarding the application of accounting principles to a specific or contemplated transaction or regarding the type of audit opinion that might be rendered on the registrant's financial statements.



                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by Item 9 is incorporated herein by reference to the section entitled "Principal Shareholders and Ownership of Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1997.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 11 is incorporated herein by reference to the section entitled "Principal Shareholders and Ownership of Management" in the Company's proxy statement for its 1997

Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended October 31, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

         10.32 Memorandum from A. Shapiro to the Company concerning the transfer of technologies or exclusive license to ICP-INT(1)

         10.38 Consulting Agreement dated March 31, 1993 between the Company and Donald V. Murray(1)

         10.39 Confidentiality Agreement and Letter of Understanding between the Company and NordicTrack(1)

         10.42 Form of Underwriter's Warrants dated April 23, 1993 between the Company and Equity Securities Trading Co., Inc.(2)

         10.43 Form of Directors and Officers Indemnification Agreement issued to each of the Company's officers and directors on October 15, 1993 by action of the Board of Directors(2)

         10.44 Developed Technology Resource, Inc. 1997 Outside Directors Stock Option Plan(7)

         10.45    Amendment to Asset Sale Agreement (Exhibit 10.1) (7)

         11.1     Statement of computation of per share earnings (7)

         21.1              Subsidiaries of the Company(2)

         23.1              Consent of Deloitte & Touche LLP(7)

         23.2              Consent of Lurie, Besikof, Lapidus & Co., LLP (7)

         27                Financial Data Schedule (7)

--------------------------------------------------------------------------------

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

(6) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1995.
 .
(7)    Filed herewith.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:    March 20, 1998            By /s/ John P. Hupp
                                            Name:   John P. Hupp
                                            Title:     President


Date:    March 20, 1998            By /s/ LeAnn H. Davis, CPA
                                            Name:   LeAnn H. Davis, CPA
                                            Title:    Chief Financial Officer
                                                     (Principal Financial &
                                                      Accounting Officer)