Form 10QSB
period 1998-01-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-07-02
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission File Number: 0-21394



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


                                 (612) 820-0022
                            Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____


As of June 15, 1998, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                     FOR THE QUARTER ENDED JANUARY 31, 1998


                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

     ITEM 1.     CONDENSED UNAUDITED FINANCIAL STATEMENTS
                 Condensed Balance Sheets                                     3
                 Condensed Statements of Operations                           4
                 Condensed Statements of Cash Flows                           5
                 Notes to Condensed Financial Statements                      6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          9


PART II.    OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS             12

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            12


SIGNATURES                                                                   16

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                        JANUARY 31,     OCTOBER 31,
                                                           1998            1997
                                                       -----------     -----------
                                                       (Unaudited)
Current Assets:
         Cash and cash equivalents                     $   254,121     $   311,441
         Receivables:
              Trade, net                                    26,650          97,939
              Sale of discontinued operations              480,000         440,000
              FoodMaster International L.L.C. (FMI)        408,095         579,582
              Other                                            844             714
         Note receivable                                   541,935            --
         Prepaid and other current assets                   48,282          46,046
                                                       -----------     -----------
              Total current assets                       1,759,927       1,475,722

Furniture and Equipment, net                                39,111          45,466

Investment in FMI                                          833,173         788,785

Receivable from Sale of Discontinued Operations               --            40,000
                                                       -----------     -----------

                                                       $ 2,632,211     $ 2,349,973
                                                       ===========     ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                              $   191,129     $   100,269
         Accrued liabilities                               156,088         124,838
         Deferred gain short-term                          467,065         426,590
                                                       -----------     -----------
              Total current liabilities                    814,282         651,697

Non-current Deferred Gain                                   38,530          80,675

Commitments and Contingencies                                 --              --

Shareholders' Equity:
         Common stock                                        8,058           7,908
         Additional paid-in capital                      5,341,648       5,319,298
         Accumulated deficit                            (3,570,307)     (3,709,605)
                                                       -----------     -----------
              Total shareholders' equity                 1,779,399       1,617,601
                                                       -----------     -----------

                                                       $ 2,632,211     $ 2,349,973
                                                       ===========     ===========

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                           1998          1997
                                                       -----------    -----------
                                                       (Unaudited)    (Unaudited)
Revenues:
     Sales                                             $   346,844    $ 1,331,686
     Management fees from FMI joint venture                287,963           --
     Commissions and other income                            1,670          9,677
                                                       -----------    -----------
                                                           636,477      1,341,363
                                                       -----------    -----------

Cost and Expenses:
     Cost of sales                                         274,362        956,676
     Selling, general and administrative                   309,468        458,778
                                                       -----------    -----------
                                                           583,830      1,415,454
                                                       -----------    -----------

Operating Income (Loss)                                     52,647        (74,091)

Other Income:
     Interest income, net                                   42,263          6,707
     Equity in earnings of FMI joint venture                44,388           --
                                                       -----------    -----------

Income (Loss) before Minority Interest                     139,298        (67,384)

Minority Interest in Earnings of FoodMaster                   --          (33,614)
                                                       -----------    -----------

Net Income (Loss)                                      $   139,298    $  (100,998)
                                                       ===========    ===========



Net Income (Loss) per Common Share:
     Basic                                             $      0.18    $     (0.12)
                                                       ===========    ===========

     Diluted                                           $      0.13    $     (0.12)
                                                       ===========    ===========

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                                     1998          1997
                                                                  -----------   -----------
                                                                  (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
         Net Income (Loss)                                        $   139,298   $  (100,998)
         Adjustments to Reconcile Net Income (Loss)
              to Cash Provided/(Used) by Operating Activities:
              Depreciation                                              5,980        36,386
              Loss on sale of furniture and equipment                     688          --
              Minority interest in earnings of joint venture             --          33,614
              Equity in earnings of FMI joint venture                 (44,388)         --

         Changes in Operating Assets and Liabilities:
              Receivables                                              29,224        72,028
              Receivable from FMI joint venture                       171,487          --
              Inventories                                                --        (145,769)
              Prepaid and other current assets                         (2,236)     (179,822)
              Accounts payable and accrued liabilities                122,110       275,566
              Deferred gains                                           (1,670)     (110,596)
              Customer deposits                                          --          23,791
                                                                  -----------   -----------
              Net cash provided/(used) by operating activities        420,493       (95,800)
                                                                  -----------   -----------

INVESTING ACTIVITIES:
         Proceeds from Sale of Furniture and Equipment                  1,400          --
         Purchases of Furniture and Equipment                          (1,713)      (24,823)
         Notes Receivable                                            (500,000)         --
         Advances to Joint Venture                                       --          (9,243)
         Deferred Acquisition Costs                                      --        (122,734)
                                                                  -----------   -----------
              Net cash used by investing activities                  (500,313)     (156,800)
                                                                  -----------   -----------

FINANCING ACTIVITIES:
         Principal Payments on Note Payable                              --          (7,238)
         Proceeds from Exercise of Stock Options                       22,500          --
                                                                  -----------   -----------
              Net cash provided/(used) by financing activities         22,500        (7,238)
                                                                  -----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (57,320)     (259,838)

CASH AND CASH EQUIVALENTS, Beginning of Period                        311,441       635,609
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, End of Period                          $   254,121   $   375,771
                                                                  ===========   ===========

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Developed Technology Resource, Inc. (DTR or the Company) owns and manages food businesses in the countries of the former Soviet Union (fSU) through FoodMaster International L.L.C. (FMI), its joint venture with Agribusiness Partners International L.P. (API). FMI purchases dairy manufacturing facilities in the fSU and provides equipment and necessary capital. DTR manages the dairies and pursues future acquisitions for FMI. Using modern marketing techniques and packaging equipment, the dairies provide customers in the fSU better quality branded dairy products.

     In fiscal 1998 and 1997, DTR also sold equipment to various customers throughout the fSU.

     During fiscal 1998, DTR's 100% owned subsidiary, SXD, Inc., distributed X-ray tubes under an exclusive arrangement with a Russian manufacturer and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed. These operations were formerly operated by DTR in fiscal 1997.

     Basis of Presentation
     The interim financial statements of Developed Technology Resource, Inc.
     (DTR) are unaudited, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position, as well as, the results of operations and cash flows for the periods presented.

     From November 1996 through February 1997, the financial statements include the operations of DTR and FoodMaster Corporation (FoodMaster), DTR's 50% owned subsidiary in Almaty, Kazakhstan. All significant intercompany transactions and balances were eliminated in consolidation. On March 3, 1997, DTR contributed its 50% ownership of FoodMaster to the FMI joint venture for a 40% ownership in FMI. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment is being amortized to income over 15 years.

     The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Company's Annual Report and Notes thereto on Form 10-KSB for the year ended October 31, 1997 as filed with the Securities and Exchange Commission.

     Segment Reporting
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AND ENTERPRISE AND RELATED INFORMATION. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet evaluated the full impact of the adoption of SFAS 131.

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

     Reclassifications
     Certain reclassifications were made to the 1997 financial statements to present those financial statements on a basis comparable with the current year. The reclassifications had no effect on previously reported net loss or accumulated deficit.

2.   AK-BULAK OPTION
     Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. This purchase of 80% of Ak-Bulak would give DTR an additional 40% ownership of FoodMaster. To exercise the option, the Company agreed to pay certain pre-defined outstanding debts of Ak-Bulak, the other owner of FoodMaster, and to make capital improvements to the dairy owned by FoodMaster. As of March 2, 1997 and January 31, 1997, DTR had paid $171,774 and $90,233, respectively, in connection with the exercise of this option. On March 3, 1997, DTR contributed its 50% ownership in FoodMaster along with its option to acquire the additional 40% ownership to the FMI joint venture. FMI repaid DTR for all but $14,045 of the costs paid through March 2, 1997 to exercise the option (See Note 3).

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By January 31, 1998, API contributed $3.45 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $287,963 and $0 for the three months ended January 31, 1998 and 1997, respectively, in accordance with its management agreement with FMI.

     Summarized financial information from the unaudited financial statements of FMI carried on the equity basis is as follows:

                                                                              January 31, 1998
                                                                              ----------------
     Current assets                                                            $  4,394,417
     Total assets                                                                11,309,796
     Noncurrent liabilities                                                       1,567,194
     Shareholders' equity                                                         7,028,414
     DTR's share of FMI 's equity                                                 2,811,366
     DTR's carrying value of FMI's equity                                           833,173

                                                                             Three Months Ended
                                                                              January 31, 1998
                                                                              ----------------
     Sales                                                                     $  3,553,403
     Gross profit                                                                   156,853
     Net loss                                                                       (25,441)
     DTR's share of FMI's loss before adjustment of DTR's excess
        of net equity over carrying value of the investment                         (10,176)
     DTR's share of equity in earnings of FMI joint venture after adjustment         44,388


4.   STOCK ACTIVITY
     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options of 15,000 shares of common stock to the two current outside directors at an exercise price of $1.50 per share, which was equal to the market price on the grant date. As of January 31, 1998, 15,000 of the 30,000 issued options were exercised.

     In the first quarter of fiscal 1997, 48,190 shares of common stock were redeemed in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

5.   NET INCOME (LOSS) PER COMMON SHARE
     Effective November 1, 1997, DTR adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Under this new standard, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the dilutive effect of shares which would be issued upon the exercise of outstanding stock options and warrants, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.


     For the three months ended January 31,                    1998                  1997
                                                          --------------        --------------
     Numerator:
            Net income (loss)                             $      139,298        $     (100,998)
                                                          ==============        ==============
     Denominator:
         Weighted average shares for basic earnings              795,059               811,248
         Dilutive effect of stock options and warrants           302,278                    --
                                                          --------------        --------------
         Weighted average shares for diluted earnings          1,097,337               811,248
                                                          --------------        --------------
     Net income (loss) per share - Basic                  $         0.18        $        (0.12)
                                                          ==============        ==============
     Net income (loss) per share - Diluted                $         0.13        $        (0.12)
                                                          ==============        ==============

     Options and warrants to purchase 53,333 shares of common stock as of January 31, 1998 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive. For the first quarter of fiscal 1997, options and warrants of 603,501 were not included in the computation of diluted earnings per share because there was a net loss for the period and their inclusion would be antidilutive.

6.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash operating and investing activities:
     In the first quarter of fiscal 1997, the Company redeemed 48,190 shares of common stock in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

     The non-cash effects of this transactions has been removed from the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the three months ended January 31, 1997.

     Supplemental cash flow information:
     For the three months ended January 31,           1998               1997
     --------------------------------------       ------------       -----------
     Cash paid for:
         Interest                                 $        256       $        --
         Taxes                                    $         --       $        --

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

         On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option and its opportunities for a future acquisition of a diary in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By January 31, 1998, API contributed $3.45 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% of FMI. DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

         In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with a contribution of $800,000 consisting of cash and receivables. SXD will own and operate the non-dairy portion of DTR's business, which includes the x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.


RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $636,477 in the first quarter of fiscal 1998, compared to $1,341,363 in the first quarter of fiscal 1997. This 74% decrease in revenues is the result of the change from the consolidated method of reporting joint venture operating results to the equity method as discussed above. The decrease in revenues was offset by management fee income of $287,963 for fiscal 1998 which was not in effect in the first quarter of fiscal 1997.

         Sales for the three months ended January 31, 1998 and 1997 totaled $346,844 and $1,331,686, respectively. Sales resulted from three areas within DTR - dairy operations of FoodMaster (in the first quarter of fiscal 1997 only), equipment sales, and x-ray tube sales.

         In the first quarter of fiscal 1998, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. FoodMaster sales from November 1996 through January 1997 were $1,294,808 or 97.2% of DTR's total sales for the first quarter ended January 31, 1997.

         Sales of food packaging equipment were $279,644 (80.6%) of total sales in the quarter ended January 31, 1998. There were no sales of equipment in the first quarter of fiscal 1997. Sales of equipment occur sporadically throughout the year. Thus, in fiscal 1997, equipment sales did not occur until the second quarter.

          Sales of x-ray tubes by SXD Inc., DTR's 100% owned subsidiary, increased to $67,200 in the first quarter of fiscal 1998 from $37,800 in the first quarter of fiscal 1997. The increase occurred due to the timing and quantity of orders in the first quarter of fiscal 1998. Management does not expect the current year annual sales to increase significantly above that in fiscal 1997.


COST OF SALES

         Cost of sales for the three months ended January 31, 1998 and 1997 were $274,362 and $956,676, respectively. This 71% decrease in cost of sales is the result of the change in accounting methods discussed above. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the first three months of fiscal 1997, the cost of purchasing food packaging equipment and x-ray tubes.

         There is no cost of sales reflected for FoodMaster in the first quarter of fiscal 1998. FoodMaster cost of sales was $903,951 or 69.8% of FoodMaster sales for the first quarter ended January 31, 1997.

         Cost of sales on equipment sales was $216,762 resulting in a gross profit of $62,882 or 22.5% in fiscal 1998. X-ray tubes cost $57,600 and $32,900 in the first quarter of fiscal 1998 and 1997, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales. Management does not expect these trends to change significantly.


SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the three months ended January 31, 1998 were $309,468 compared to $414,770 for the three months ended January 31, 1997. FoodMaster comprised $274,800 of the expenses in the first quarter of fiscal 1997. Therefore, the Company's other SG&A expense increased approximately $169,500 in the first three months of fiscal 1998. This increase is the result of DTR hiring additional employees and consultants and increasing their travel to manage the dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under REVENUES.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR increased its cash provided by operating activities to $420,493 in the first quarter of fiscal 1998 compared to cash used of $95,800 in the first quarter of fiscal 1997. In the first quarter of fiscal 1998, a majority of the operating expenses were reimbursed in accordance with the management agreement between DTR and FMI. In addition, the first three months of fiscal 1998 does not reflect FoodMaster's operations which significantly affected the use of cash in the first quarter of fiscal 1997.


INVESTING ACTIVITIES

         In the first quarter of fiscal 1998, DTR's 100% owned subsidiary, SXD, Inc. used $500,000 of its excess cash to invest in a note receivable from an unaffiliated private company. In the first quarter of fiscal 1997, DTR paid out $90,233 as part of the requirement to exercise its option to purchase 80% of Ak-Bulak, its inactive 50% partner in the FoodMaster joint venture.


FINANCING ACTIVITIES

         In the first quarter of fiscal 1998, 15,000 options to purchase DTR's Common Stock were exercised for a purchase price of $1.50 per share. DTR's FoodMaster operations obtained $70,910 in bank financing during fiscal 1996 and began to make principal payments on this note in the first quarter of fiscal 1997. FoodMaster made total principal payments of $7,238 on its bank note payable during the period from November 1996 to January 1997.


         Based on current projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through fiscal 1998. Management is continually looking for new areas of investment and expansion for its subsidiaries FMI and SXD.

PART II. OTHER INFORMATION


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the quarter ended January 31, 1998.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               10.4 1992 Stock Option Plan as amended and restated effective September 30, 1996

               10.16 Office Lease between DTR and McNeil Real Estate dated March 11, 1997 effective until April 30, 2002

               21.1 Subsidiaries of Developed Technology Resource, Inc. as amended

               27     Financial Data Schedule

          (b) Reports on Form 8-K

               One report on Form 8-K was filed by Developed Technology Resource, Inc. on December 23, 1997. There were no other reports on Form 8-K filed during the quarter ended January 31, 1998.

                                  EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB:

No.    EXHIBIT DESCRIPTION
---    -------------------

3.1    Articles of Incorporation of the Company dated November 11, 1991(1)

3.2 Certificate of Amendment of Articles of Incorporation of the Company dated June 16, 1992(1)

3.3    Bylaws of the Company(1)

3.4 Certificate of Amendment of Articles of Incorporation of the Company, changing registered office address dated March 2, 1993(1)

3.5 Certificate of Amendment of Articles of Incorporation of the Company dated November 30, 1995(3)

4.1 Form of stock certificate representing Common Stock, $.01 par value per share, of the Company, issued by Company after a 1 for 3 reverse split effective December 12, 1995(3)

4.2 Form of Subscription Agreement and Investment Representations in connection with private placement of 300,000 shares of Common Stock(1)

4.3 Amended Incentive Stock Option Grant - Erlan Sagadiev dated December 11, 1996(6)

4.4    Amended Incentive Stock Option Grant - John Hupp dated December 11,
       1996(6)

10.1 Asset Sale Agreement between Company and a corporation to be organized by Oleg Yermakov selling the Company's security equipment distribution business and certain assets to Oleg Yermakov, contingent on certain future events(5)

10.2 Exclusive Distributor Agreement dated October 1995 between Company and SECTOR 6, Security Division of N.V. COMAUTO S.A. effective until September 30, 1998(5)

10.3 Contract for Fiduciary Management of State Shares of the Open Type Joint Stock Company, Ak-Bulak with their Subsequent Buy-out Option(4)

10.4 1992 Stock Option Plan as amended and restated effective September 30, 1996(8)

10.5   Form of Stock Option Agreement(1)

10.6 Limited Liability Company Agreement of FoodMaster International L.L.C. dated March 3, 1997(6)

10.7 FoodMaster International L.L.C. Share Transfer Agreement dated March 3, 1997(6)

10.8 FoodMaster International L.L.C. Bill of Sale, Assignment and Assumption Agreement dated March 3, 1997(6)

10.9 Management Agreement between DTR and FoodMaster International L.L.C. dated March 3, 1997(6)

10.12 Form of Assignment of Financial Advisory Agreement from the Company to FAI Limited Partnership effective January 31, 1993(1)

10.13 Employment Agreement between DTR and Erlan Sagadiev effective September 30, 1996(6)

10.14 Employment Agreement between DTR and John Hupp effective September 30, 1996(6)

10.15 Developed Technology Resource, Inc. 1993 Outside Directors Stock Option Plan effective December 17, 1993(2)

10.16 Office Lease between DTR and McNeil Real Estate dated March 11, 1997 effective until April 30, 2002(8)

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

10.22 Assignment of rights to Intracavity Ultrasonic Device for Elasticity Imaging from Armen P. Sarvazyan, Stanislav Emelianov and Andrei R. Skovoroda to Medical Biophysics International dated December 19, 1992(1)

10.23 Assignment of rights to Method and Apparatus for Elasticity Imaging from Armen P. Sarvazyan and Stanislav Emelianov to Medical Biophysics International dated December 19, 1992(1)

10.24 Assignment of rights to Method and Device for Mechanical Tomography of Tissue from Armen P. Sarvazyan to Medial Biophysics International dated January 16, 1993(1)

10.42 Form of Underwriter's Warrants dated May 5, 1993 between the Company and Equity Securities Trading Co., Inc.(2)

10.43 Form of Directors and Officers Indemnification Agreement issued to each of the Company's officers and directors on October 15, 1993 by action of the Board of Directors(2)

10.44 Developed Technology Resource, Inc. 1997 Outside Directors Stock Option Plan effective November 1, 1997(7)

10.45  Amendment to Asset Sale Agreement (Exhibit 10.1) dated August 20, 1997
       (7)

21.1   Subsidiaries of Developed Technology Resource, Inc. as amended(8)

27     Financial Data Schedule(8)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the same exhibit number included in the Company's registration statement on Form SB-2, as Amended, filed with the Commission as file number 33-58626C in 1993.

(2) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1993.

(3) Incorporated by reference to exhibit numbers 1A and 3A included in the Company's Form 8-A/A filed with the Commission on December 12, 1995.

(4) Incorporated by reference to exhibit number 10 included in the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended July 31, 1996.

(5) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1995.

(6) Incorporated by reference to exhibit numbers 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the first quarter ended January 31, 1997.

(7) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1997.

(8)    Filed herewith.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:  June 15, 1998        By /s/ John P. Hupp
                               -------------------------------------------------
                               Name:  John P. Hupp
                               Title: President


Date:  June 15, 1998        By /s/ LeAnn H. Davis
                               -------------------------------------------------
                               Name:  LeAnn H. Davis, CPA
                               Title: Chief Financial Officer
                                      (Principal Financial & Accounting Officer)