Form 10QSB
period 1998-04-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-07-02
CIK 890725

FORM 10-QSB
--------------------------------------------------------------------------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998


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


                                 (612) 820-0022
                            Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


As of June 26, 1998, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                      FOR THE QUARTER ENDED APRIL 30, 1998


                                                                       PAGE NO.
                                                                       --------

PART   I.        FINANCIAL INFORMATION

     ITEM 1.     CONDENSED UNAUDITED FINANCIAL STATEMENTS
                 Condensed Balance Sheets                                  3
                 Condensed Statements of Operations                        4
                 Condensed Statements of Cash Flows                        5
                 Notes to Condensed Financial Statements                   6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                      10


PART II.         OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS          13

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         13


SIGNATURES                                                                15

ITEM  1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                       APRIL 30,     OCTOBER 31,
                                                         1998           1997
                                                      ----------     ----------
                                                      (Unaudited)
Current Assets:
         Cash and cash equivalents                    $  196,444     $  311,441
         Inventory                                        16,294
         Receivables:
              Trade, net                                  67,150         97,939
              Sale of discontinued operations            480,000        440,000
              FoodMaster International L.L.C. (FMI)      161,396        579,582
              Other                                          714            714
         Note receivable                                 623,875           --
         Prepaid and other current assets                128,790         46,046
                                                      ----------     ----------
              Total current assets                     1,674,663      1,475,722

Furniture and Equipment, net                              48,560         45,466

Investment in FMI                                        895,477        788,785

Receivable from Sale of Discontinued Operations             --           40,000
                                                      ----------     ----------

                                                      $2,618,700     $2,349,973
                                                      ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                             $  108,735     $  100,269
         Accrued liabilities                             111,936        124,838
         Deferred gain short-term                        467,065        426,590
                                                      ----------     ----------
              Total current liabilities                  687,736        651,697

Non-current Deferred Gain                                 37,224         80,675

Commitments and Contingencies                                 --             --

Shareholders' Equity:
         Common stock                                      8,058          7,908
         Additional paid-in capital                    5,341,648      5,319,298
         Accumulated deficit                          (3,455,966)    (3,709,605)
                                                      ----------     ----------
              Total shareholders' equity               1,893,740      1,617,601
                                                      ----------     ----------

                                                      $2,618,700     $2,349,973
                                                      ==========     ==========


              See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30,  SIX MONTHS ENDED APRIL 30,
                                                    1998          1997          1998          1997
                                               -----------   ------------    ----------   ------------
                                                             (As Restated                 (As Restated
                                                              See Note 4)                   See Note 4)
Revenues:
     Sales                                     $    71,318    $   861,417    $   418,162   $ 2,193,103
     Management fees from FMI joint venture        293,472        199,111        581,435       199,111
     Commissions and other income                    1,306         39,943          2,976        49,620
                                                -----------    -----------   -----------    -----------
                                                   366,096      1,100,471      1,002,573      2,441,834
                                                -----------    -----------   -----------    -----------
Cost and Expenses:
     Cost of sales                                  59,350        222,402        333,712     1,179,078
     Selling, general and administrative           337,214        381,264        646,682       840,042
                                                -----------    -----------   -----------    -----------
                                                   396,564        603,666       980,394      2,019,120
                                                -----------    -----------   -----------    -----------

Operating (Loss) Income                            (30,468)       496,805         22,179       422,714

Other Income:
     Interest income, net                           82,504          1,650        124,767         8,357
     Equity in earnings of FMI joint venture        62,305         15,663        106,693        15,663
                                                -----------    -----------   -----------    -----------

Income before Minority Interest                    114,341        514,118        253,639       446,734

Minority Interest in Earnings of FoodMaster           --          (59,939)          --         (93,553)
                                                -----------    -----------   -----------    -----------

Net Income                                     $   114,341    $   454,179    $   253,639   $   353,181
                                                ===========    ===========   ===========    ===========




Net Income per Common Share:
     Basic                                     $      0.14    $      0.57    $      0.32   $      0.44
                                               ============    ===========   ===========    ===========

     Diluted                                   $      0.10    $      0.52    $      0.23   $      0.42
                                               ============    ===========   ===========    ===========





              See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                   1998          1997
                                                               ------------  ------------
                                                                             (As Restated
                                                                              See Note 4)
OPERATING ACTIVITIES:
         Net Income                                              $ 253,639    $ 353,181
         Adjustments to Reconcile Net Income to Cash
              Provided/(Used) by Operating Activities:
              Depreciation                                          10,268       23,531
              Provision for doubtful accounts                         --        (24,683)
              Loss on sale of furniture and equipment                  688        3,865
              Minority interest in earnings of joint venture          --         93,553
              Equity in earnings of FMI joint venture             (106,692)     (15,662)

         Changes in Operating Assets and Liabilities,
         net of transfers to joint venture:
              Receivables                                          (93,086)    (109,859)
              Receivable from FMI joint venture                    418,186     (396,579)
              Inventories                                          (16,294)    (226,517)
              Prepaid and other current assets                     (82,744)      24,493
              Accounts payable and accrued liabilities              (4,436)     125,800
              Deferred gains                                        (2,976)     (65,958)
              Customer deposits                                       --        (11,370)
                                                                 ---------    ---------
              Net cash provided/(used) by operating activities     376,553     (226,205)
                                                                 ---------    ---------

INVESTING ACTIVITIES:
         Proceeds from Sale of Furniture and Equipment               1,400       70,736
         Purchases of Furniture and Equipment                      (15,450)    (260,877)
         Notes Receivable                                         (500,000)        --
         Advances to Joint Venture                                    --        (46,145)
         Deferred Acquisition Costs                                   --         35,616
                                                                 ---------    ---------
              Net cash used by investing activities               (514,050)    (200,670)
                                                                 ---------    ---------

FINANCING ACTIVITIES:
         Principal Payments on Note Payable                           --         (8,900)
         Proceeds from Exercise of Stock Options                    22,500         --
                                                                 ---------    ---------
              Net cash provided/(used) by financing activities      22,500       (8,900)
                                                                 ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                             (114,997)    (435,775)

CASH AND CASH EQUIVALENTS, Beginning of Period                     311,441      635,609
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, End of Period                         $ 196,444    $ 199,834
                                                                 =========    =========




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

2.   AK-BULAK OPTION
     Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. This purchase of 80% of Ak-

     Bulak would give DTR an additional 40% ownership of FoodMaster. To exercise the option, the Company agreed to pay certain pre-defined outstanding debts of Ak-Bulak, the other owner of FoodMaster, and to make capital improvements to the dairy owned by FoodMaster. As of March 2, 1997, DTR had paid $171,774 in connection with the exercise of this option. On March 3, 1997, DTR contributed its 50% ownership in FoodMaster along with its option to acquire the additional 40% ownership to the FMI joint venture. FMI repaid DTR for all but $14,045 of the costs paid through March 2, 1997 to exercise the option (See Note 3).

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By April 30, 1998, API contributed $5.533 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $581,435 and $199,111 for the six months ended April 30, 1998 and 1997, respectively, in accordance with its management agreement with FMI which began March 3, 1997.

     Summarized financial information from the unaudited financial statements of FMI carried on the equity basis is as follows:


                                                                                  April 30, 1998
                                                                                 ----------------
     Current assets                                                              $     7,308,870
     Total assets                                                                     14,551,446
     Noncurrent liabilities                                                            1,343,431
     Shareholders' equity                                                              9,130,799
     DTR's share of FMI's equity                                                       3,652,320
     DTR's carrying value of FMI's equity                                                895,477

                                                                                 Six Months Ended
                                                                                  April 30, 1998
                                                                                 ----------------
     Sales                                                                       $     8,371,548
     Gross profit                                                                      1,282,853
     Net loss                                                                             (6,090)
     DTR's share of FMI's loss before adjustment of DTR's excess
        of net equity over carrying value of the investment                               (2,436)
     DTR's share of equity in earnings of FMI joint venture after adjustment             106,693



4. RESTATEMENT The Company has restated its financial statements for the three and six months ended April 30,1997 to properly account for the transfer of DTR's FoodMaster operations to the FMI joint venture which occurred in March 1997. The effects of these adjustments on the financial statements for the three and six month periods ended April 30, 1997 are as follows:

     STATEMENT OF OPERATIONS DATA:

                                                     Three Months Ended April 30,       Six Months Ended April 30,
                                                     ----------------------------      ----------------------------
                                                         1997             1997             1997             1997
                                                     -----------      -----------      -----------      -----------
                                                    As previously     As Restated     As previously     As Restated
                                                       reported                          reported
     Revenues                                        $ 1,027,536      $ 1,100,471      $ 2,368,899      $ 2,441,834
     Cost of sales                                       547,795          222,402        1,504,471        1,179,078
     Selling, general & administrative                   311,455          381,264          726,225          840,042
                                                     -----------      -----------      -----------      -----------
     Operating income                                    168,286          496,805          138,203          422,714
     Interest income, net                                  6,531            1,650           13,238            8,357
     Equity in earnings(loss) of FMI                     (36,712)          15,663          (36,712)          15,663
     Minority interest in earnings of FoodMaster         (36,789)         (59,939)         (70,403)         (93,553)
     Income taxes                                        (31,492)              --          (75,500)              --
                                                     -----------      -----------      -----------      -----------
     Net income(loss)                                $    69,824      $   454,179      $   (31,174)     $   353,181
                                                     ===========      ===========      ===========      ===========

     Net income(loss) per share - basic              $      0.08      $      0.57      $     (0.04)     $      0.44
                                                     ===========      ===========      ===========      ===========
     Net income(loss) per share - diluted            $      0.07      $      0.52      $     (0.04)     $      0.42
                                                     ===========      ===========      ===========      ===========


                                                            April 30, 1997
                                                      --------------------------
     BALANCE SHEET DATA:                             As Previously
                                                        Reported     As Restated
                                                      -----------    -----------
     A/R from FoodMaster International L.L.C. (FMI)   $   403,724    $   396,579
     Advance payments to suppliers                         23,172             --
     Prepaid and other current assets                      40,030         62,123
     Furniture and equipment, net                          31,883         31,747
     Investment in FMI                                    407,060        741,797
     Accounts payable                                      48,626         59,486
     Accrued liabilities                                  184,002         70,527
     Deferred revenues                                    625,086        669,724
     Shareholders' equity                                 876,012      1,260,366

5.   STOCK ACTIVITY
     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options of 15,000 shares of common stock to the two current outside directors at an exercise price of $1.50 per share, which was equal to the market price on the grant date. As of April 30, 1998, 15,000 of the 30,000 issued options were exercised.

     In the first quarter of fiscal 1997, 48,190 shares of common stock were redeemed in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

6.   NET INCOME PER COMMON SHARE
     Effective November 1, 1997, DTR adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Under this new standard, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of shares which would be issued upon the exercise of outstanding stock options and warrants, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

                                                        Three months ended April 30,     Six months ended April 30,
                                                         --------------------------      --------------------------
                                                            1998            1997            1998            1997
                                                         ----------      ----------      ----------      ----------
     Numerator:
            Net income                                   $  114,341      $  454,179      $  253,639      $  353,181
                                                         ==========      ==========      ==========      ==========
     Denominator:
         Weighted average shares-basic earnings             805,820         790,820         800,350         801,203
         Dilutive effect of stock options/warrants          332,727          88,764         316,627          36,435
                                                         ----------      ----------      ----------      ----------
         Weighted average shares-diluted earnings         1,138,547         879,584       1,116,977         837,638
                                                         ==========      ==========      ==========      ==========
     Net income per share - Basic                        $     0.14      $     0.57      $     0.32      $     0.44
                                                         ==========      ==========      ==========      ==========
     Net income per share - Diluted                      $     0.10      $     0.52      $     0.23      $     0.42
                                                         ==========      ==========      ==========      ==========


     Options and warrants to purchase 50,000 and 78,501 shares of common stock as of April 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash operating and investing activities:
     In the first quarter of fiscal 1997, the Company redeemed 48,190 shares of common stock in exchange for the satisfaction of a $29,035 account receivable owed by a former employee. On March 2, 1997, the Company contributed $626,917 in net assets of its FoodMaster joint venture to FoodMaster International L.L.C. (FMI) for its 40% interest as discussed in
     Note 3.

     The non-cash effects of these transactions have been removed from the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the six months ended April 30, 1997.

     Supplemental cash flow information:
     For the six months ended April 30,           1998             1997
     ----------------------------------         --------         --------
     Cash paid for:
         Interest                               $    256         $     --
         Taxes                                  $     --         $     --

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

         On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option and its opportunities for a future acquisition of a diary in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By April 30, 1998, API contributed $5.533 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% of FMI. DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

         In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with an investment of $800,000 in cash and receivables. SXD will own and operate the non-dairy portion of DTR's business, which includes the x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.


RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $366,096 and $1,002,573 during the three and six months ended April 30, 1998, respectively, compared to $1,100,471 and $2,441,834 during the three and six months ended April 30, 1997, respectively. This 59% and 67% respective decrease in revenues from fiscal periods in 1997 to 1998 is the result of the change from the consolidated method of reporting joint venture operating results to the equity method as discussed above. The decrease in revenues was offset by management fee income of $293,472 and $581,435 for the three and six month periods in fiscal 1998. During fiscal 1997, this fee did not begin until March 3, 1997. Therefore, the fee from March 3,1997 to April 30, 1997 was $199,111.

         Sales for the three months ended April 30, 1998 and 1997 totaled $71,318 and $861,417, respectively. Sales for the six months ended April 30, 1998 and 1997 totaled $418,162 and $2,193,103, respectively. Sales resulted from three areas within DTR - dairy operations of FoodMaster (until March 2, 1997), equipment sales, and x-ray tube sales.

         Since March 3, 1997, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. FoodMaster sales from

November 1996 through February 1997 were $1,774,870 or 80.9% of DTR's total sales for the first six months of fiscal 1997.

         Sales commissions on food packaging equipment were $2,618 (3.7%) of total sales in the second quarter ended April 30, 1998. There were $318,125 of equipment sales in the second quarter of fiscal 1997. Total equipment sales for the first six months of fiscal 1998 and fiscal 1997 were $282,262 and $317,203, respectively. Sales of equipment occur sporadically throughout the year. Thus, in fiscal 1998, equipment sales occurred in the first quarter and not the second quarter, and in fiscal 1997, sales did not occur until the second quarter.

          Sales of x-ray tubes by SXD, Inc., DTR's 100% owned subsidiary, increased to $135,900 in the first six months of fiscal 1998 from $101,030 in the first six months of fiscal 1997. The 35% increase occurred due to an increase in the quantity of orders from repeat customers during fiscal 1998.


COST OF SALES

         Cost of sales for the three and six months ended April 30, 1998 was $59,350 and $333,712, respectively. For the three and six months ended April 30, 1997, cost of sales was $222,402 and $1,179,078. The 72% decrease in cost of sales between the six months ended April 30, 1998 and 1997 is the result of the change in accounting methods discussed above. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the first four months of fiscal 1997, the cost of purchasing food packaging equipment and x-ray tubes.

         There is no cost of sales reflected for FoodMaster in fiscal 1998. FoodMaster cost of sales was $871,937 or 49.1% of FoodMaster sales for the six months ended April 30, 1997.

         Cost of sales on equipment sales was $216,762 resulting in a gross profit of $65,500 or 23.2% for the first six months of fiscal 1998 compared to $219,211 resulting in a gross profit of $97,992 or 30.9% in the first six months of fiscal 1997. During fiscal 1998, the Company spent more on sales commissions, thus reducing their overall gross profit. X-ray tubes cost of sales were $116,950 and $87,930 in the first six months of fiscal 1998 and 1997, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales. Management does not expect these trends to change significantly.


SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the three months ended April 30, 1998 and 1997 were $337,214 and $381,264, respectively. Selling, general and administrative expenses for the six months ended April 30, 1998 and 1997 were $646,682 and $840,042, respectively. During the first six months of fiscal 1997, FoodMaster operations comprised $488,516 of the $840,042 SG&A expenses. Therefore, the Company's other SG&A expenses excluding the FoodMaster operations was $351,526. The $295,156 increase in SG&A expenses excluding FoodMaster operations is the result of DTR hiring additional employees and consultants and increasing their travel to manage the dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under REVENUES.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR increased its cash provided by operating activities to $376,553 in the first six months of fiscal 1998 compared to cash used of $226,205 in the first six months of fiscal 1997. This large swing between cash usage and cash provided occurred because a majority of the operating expenses were paid in accordance with the management agreement between DTR and FMI during all six months of fiscal 1998. In addition, the first six months of fiscal 1998 do not reflect FoodMaster's operations which significantly affected the use of cash during the first four months of fiscal 1997.


INVESTING ACTIVITIES

         In the first quarter of fiscal 1998, DTR's 100% owned subsidiary, SXD, Inc. used $500,000 of its excess cash to invest in a note receivable from an unaffiliated private company. In the first six months of fiscal 1997, DTR purchased $260,877 of equipment largely for its FoodMaster operations. Most of the proceeds of $70,736 resulted from the sale of equipment owned by DTR.

FINANCING ACTIVITIES

         In the first quarter of fiscal 1998, 15,000 options to purchase DTR's Common Stock were exercised for a purchase price of $1.50 per share. DTR's FoodMaster operations obtained $70,910 in bank financing during fiscal 1996 and began to make principal payments on this note in the first quarter of fiscal 1997. FoodMaster made total principal payments of $8,900 on its bank note payable during the period from November 1996 to February 1997, before the operations were transferred to FMI.

         Based on current projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through fiscal 1998. Management is continually looking for new sources of funding to finance the expansion for its subsidiaries FMI and SXD.

PART II.  OTHER INFORMATION


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Shareholders meeting on April 14,
            1998. The shareholders voted by a majority vote to re-elect the current board of directors (Peter L. Hauser, John P. Hupp and Roger
            W. Schnobrich) and to retain the services of Deloitte & Touche LLP as the Company's independent auditors. No other matters were submitted to a vote of the shareholders during the second quarter of fiscal 1998.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            The following new Exhibits are filed as part of this Form 10-QSB:

            (a) List of Exhibits

                  27.1    Financial Data Schedule (April 30, 1998)

                  27.2    Financial Data Schedule (April 30, 1997 restated)

            (b) Reports on Form 8-K

                  There no reports on Form 8-K filed during the quarter ended April 30, 1998.

                                  EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB:

      No.   EXHIBIT DESCRIPTION

      27.1  Financial Data Schedule (April 30, 1998)

      27.2  Financial Data Schedule (April 30, 1997 restated)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:  June 30, 1998       By /s/ John P. Hupp
                              --------------------------------------------------
                              Name:   John P. Hupp
                              Title:  President


Date:  June 30, 1998       By /s/ LeAnn H. Davis
                              Name:   LeAnn H. Davis, CPA
                              Title:  Chief Financial Officer
                                      (Principal Financial & Accounting Officer)