Form 10QSB
period 1997-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-08-14
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


     [ ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     [X]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1997 TO DECEMBER 31, 1997


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


                                 (612) 820-0022
                            Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


As of August 7, 1998, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

           FOR THE TWO MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1997


                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

    ITEM 1.      CONDENSED UNAUDITED FINANCIAL STATEMENTS
                 Condensed Balance Sheets                                      3
                 Condensed Statements of Operations                            4
                 Condensed Statements of Cash Flows                            5
                 Notes to Condensed Financial Statements                       6

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                           9


PART II.     OTHER INFORMATION

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS              12

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                             12


SIGNATURES                                                                    14

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                  DECEMBER 31,          OCTOBER 31,
                                                                      1997                 1997
                                                                  ------------         ------------
                                                                  (Unaudited)
Current Assets:
         Cash and cash equivalents                                $    284,526         $    311,441
         Receivables:
              Trade, net                                                80,820               97,939
              Sale of discontinued operations                          480,000              440,000
              FoodMaster International L.L.C. (FMI)                    371,801              579,582
              Other                                                        763                  714
         Note receivable                                               516,935                   --
         Prepaid and other current assets                               41,352               46,046
                                                                  ------------         ------------
              Total current assets                                   1,776,197            1,475,722

Furniture and Equipment, net                                            39,381               45,466

Investment in FMI                                                      834,917              788,785

Receivable from Sale of Discontinued Operations                             --               40,000
                                                                  ------------         ------------

                                                                  $  2,650,495         $  2,349,973
                                                                  ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                         $    257,938         $    100,269
         Accrued liabilities                                           147,337              124,838
         Deferred gain short-term                                      467,065              426,590
                                                                  ------------         ------------
              Total current liabilities                                872,340              651,697

Non-current Deferred Gain                                               38,986               80,675

Commitments and Contingencies                                               --                   --

Shareholders' Equity:
         Common stock                                                    7,908                7,908
         Additional paid-in capital                                  5,319,298            5,319,298
         Accumulated deficit                                        (3,588,037)          (3,709,605)
                                                                  ------------         ------------
              Total shareholders' equity                             1,739,169            1,617,601
                                                                  ------------         ------------

                                                                  $  2,650,495         $  2,349,973
                                                                  ============         ============

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   TWO MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997              1996
                                                    ----------        ----------
                                                    (Unaudited)       (Unaudited)
Revenues:
     Sales                                          $  346,844        $  847,024
     Management fees from FMI joint venture            190,548                --
     Commissions and other income                        1,215             8,249
                                                    ----------        ----------
                                                       538,607           855,273
                                                    ----------        ----------
Cost and Expenses:
     Cost of sales                                     274,362           537,626
     Selling, general and administrative               206,004           329,119
                                                    ----------        ----------
                                                       480,366           866,745
                                                    ----------        ----------

Operating Income (Loss)                                 58,241           (11,472)

Other Income:
     Interest income, net                               17,194             8,214
     Equity in earnings of FMI joint venture            46,133                --
                                                    ----------        ----------

Income (Loss) before Minority Interest                 121,568            (3,258)

Minority Interest in Earnings of FoodMaster                 --           (28,982)
                                                    ----------        ----------

Net Income (Loss)                                   $  121,568        $  (32,240)
                                                    ==========        ==========



Net Income (Loss) per Common Share:
     Basic                                          $     0.15        $    (0.04)
                                                    ==========        ==========

     Diluted                                        $     0.11        $    (0.04)
                                                    ==========        ==========

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   TWO MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                         1997                1996
                                                                      ----------         ----------
                                                                      (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
         Net Income (Loss)                                            $  121,568         $  (32,240)
         Adjustments to Reconcile Net Income (Loss)
              to Cash Provided by Operating Activities:
              Depreciation                                                 4,432             80,840
              Loss on sale of furniture and equipment                        688                 --
              Unrealized currency gain                                        --           (179,001)
              Minority interest in earnings of joint venture                  --             28,982
              Equity in earnings of FMI joint venture                    (46,132)                --

         Changes in Operating Assets and Liabilities:
              Receivables                                                    135             52,155
              Receivable from FMI joint venture                          207,781                 --
              Inventories                                                     --            (26,846)
              Prepaid and other current assets                             4,694            (17,642)
              Accounts payable and accrued liabilities                   180,168            (17,617)
              Deferred gains                                              (1,214)            92,671
              Customer deposits                                               --             23,791
                                                                      ----------         ----------
              Net cash provided by operating activities                  472,120              5,093
                                                                      ----------         ----------

INVESTING ACTIVITIES:
         Proceeds from Sale of Furniture and Equipment                     1,400                 --
         Purchases of Furniture and Equipment                               (435)          (236,925)
         Notes Receivable                                               (500,000)                --
         Advances to Joint Venture                                            --             88,438
         Deferred Acquisition Costs                                           --            (52,114)
                                                                      ----------         ----------
              Net cash used by investing activities                     (499,035)          (200,601)
                                                                      ----------         ----------

FINANCING ACTIVITIES:
         Principal Payments on Note Payable                                   --            (14,735)
                                                                      ----------         ----------
              Net cash provided/(used) by financing activities                --            (14,735)
                                                                      ----------         ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (26,915)          (210,243)

CASH AND CASH EQUIVALENTS, Beginning of Period                           311,441            635,609
                                                                      ----------         ----------

CASH AND CASH EQUIVALENTS, End of Period                              $  284,526         $  425,366
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

     On June 30, 1998, the Company decided to change its year end from October 31 to December 31. As a result, this transition report on form 10-QSB shows the results for the two-month period of November and December 1997 and 1996 to reflect the Company's new year end of December 31.

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

2.   AK-BULAK OPTION
     Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. This purchase of 80% of Ak-Bulak would give DTR an additional 40% ownership of FoodMaster. To exercise the option, the Company agreed to pay certain pre-defined outstanding debts of Ak-Bulak, the other owner of FoodMaster, and to make capital improvements to the dairy owned by FoodMaster. As of March 2, 1997 and December 31, 1997, DTR had paid $171,774 and $48,054, respectively, in connection with the exercise of this option. On March 3, 1997, DTR contributed its 50% ownership in FoodMaster along with its option to acquire the additional 40% ownership to the FMI joint venture. FMI repaid DTR for all but $14,045 of the costs paid through March 2, 1997 to exercise the option (See Note 3).

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By December 31, 1997, API contributed $3.45 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $190,548 and $0 for the two months ended December 31, 1997 and 1996, respectively, in accordance with its management agreement with FMI.

     Summarized financial information from the unaudited financial statements of FMI carried on the equity basis is as follows:

                                                                              December 31, 1997
                                                                              -----------------
     Current assets                                                            $    4,324,095
     Total assets                                                                  10,996,453
     Noncurrent liabilities                                                           948,877
     Shareholders' equity                                                           7,076,567
     DTR's share of FMI 's equity                                                   2,830,627
     DTR's carrying value of FMI's equity                                             834,917

                                                                               Two Months Ended
                                                                              December 31, 1997
                                                                              -----------------
     Sales                                                                     $    2,168,944
     Gross loss                                                                       (97,687)
     Net income                                                                        24,391
     DTR's share of FMI's loss before adjustment of DTR's excess
        of net equity over carrying value of the investment                             9,756
     DTR's share of equity in earnings of FMI joint venture after adjustment           46,132


4.   STOCK ACTIVITY
     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options of 15,000 shares of common stock to the two current outside directors at an exercise price of $1.50 per share, which was equal to the market price on the grant date. As of December 31, 1997, none of the 30,000 issued options were exercised.

     In December 1996, 48,190 shares of common stock were redeemed in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

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

     For the two months ended December 31,              1997           1996
                                                     ----------     ----------
     Numerator:
       Net income (loss)                             $  121,568     $  (32,240)
                                                     ==========     ==========
     Denominator:
       Weighted average shares for basic earnings       790,820        821,630
       Dilutive effect of stock options and warrants    282,945             --
                                                     ----------     ----------
       Weighted average shares for diluted earnings   1,073,765        821,630
                                                     ----------     ----------
     Net income (loss) per share - Basic             $     0.15     $    (0.04)
                                                     ==========     ==========
     Net income (loss) per share - Diluted           $     0.11     $    (0.04)
                                                     ==========     ==========

     Options and warrants to purchase 53,333 shares of common stock as of December 31, 1997 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive. For the two months ended December 31, 1996, options and warrants of 578,501 were not included in the computation of diluted earnings per share because there was a net loss for the period and their inclusion would be antidilutive.

6.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash operating and investing activities:
     In December 1996, the Company redeemed 48,190 shares of common stock in exchange for the satisfaction of a $29,035 account receivable owed by a former employee.

     The non-cash effects of this transactions has been removed from the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the two months ended December 31, 1996.

     Supplemental cash flow information:
     For the two months ended December 31,           1997              1996
     -------------------------------------      -------------      ------------
     Cash paid for:
         Interest                               $          --      $         --
         Taxes                                  $          --      $         --

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

         On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By December 31, 1997, API contributed $3.45 million of its $6 million commitment to FMI. Under the agreement, API currently owns 60% of FMI. DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

         In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with a contribution of $800,000 in cash and receivables. SXD owns and operates DTR's x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.


RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $538,607 in the two months ended December 31, 1997 compared to total revenues of $855,273 as of December 31, 1996. This 37% decrease in revenues is the result of the change from the consolidated method of reporting joint venture operating results to the equity method as discussed above. The decrease in revenues was offset by management fee income of $190,548 in 1997 which was not in effect in 1996.

         Sales for the two months ended December 31, 1997 and 1996 totaled $346,844 and $847,024, respectively. Sales resulted from three areas within DTR
- dairy operations of FoodMaster (until February 1997 only), equipment sales, and x-ray tube sales.

         In the two months of 1997, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. FoodMaster sales from November 1996 through December 1996 were $809,511 or 95.6% of DTR's total sales for the two months ended December 31, 1996.

         Sales of food packaging equipment were $279,644 (80.6%) of total sales in the two months ended December 31, 1997. There were no sales of equipment in the final two months of 1996. Sales of equipment occur sporadically throughout the year. Therefore, no equipment sales occurred in the final two months of 1996.

          Sales of x-ray tubes by SXD Inc., DTR's 100% owned subsidiary, increased to $67,200 in the two months of 1997 from $37,800 in the two months of 1996. The increase occurred due to the timing and quantity of orders during this period in 1997. Management does not expect the current year annual sales to increase significantly above that of the prior year.


COST OF SALES

         Cost of sales for the two months ended December 31, 1997 and 1996 were $274,362 and $537,626, respectively. This 49% decrease in cost of sales is the result of the change in accounting methods discussed above. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the final two months in 1996, and the cost of purchasing food packaging equipment and x-ray tubes.

         There is no cost of sales reflected for FoodMaster in the final two months of 1997. FoodMaster cost of sales was $501,055 or 61.9% of FoodMaster sales for the final two months of 1996.

         Cost of sales on equipment sales was $216,762 resulting in a gross profit of $62,882 or 22.5% in fiscal 1998. X-ray tubes cost $57,600 and $32,900 in the first quarter of fiscal 1998 and 1997, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales. Management does not expect these trends to change significantly.


SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the two months ended December 31, 1997 were $206,004 compared to $329,119 for the two months ended December 31, 1996. During the two months of 1996, FoodMaster operations comprised $260,859 of the $329,119 SG&A expenses. Therefore, the Company's other SG&A expenses in 1996 excluding the FoodMaster operations was $68,260. The $137,744 increase in SG&A expenses excluding FoodMaster operations is the result of DTR hiring additional employees and consultants and increasing their travel to manage the dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under REVENUES.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR increased its cash provided by operating activities to $472,120 in the final two months of 1997 compared to cash provided of $5,093 in the final two months of 1996. In November and Decmeber 1997, a majority of the operating expenses were reimbursed in accordance with the management agreement between DTR and FMI. Additionally, they do not reflect FoodMaster's operations which significantly affected the use of cash in November and December 1996.

INVESTING ACTIVITIES

         In the two months ended December 31, 1997, DTR's 100% owned subsidiary, SXD, Inc. used $500,000 of its excess cash to invest in a note receivable from an unaffiliated private company. In the final two months of 1996, DTR paid out a net $200,601 for additional equipment purchases and as part of the requirement to exercise its option to purchase 80% of Ak-Bulak, its inactive 50% partner in the FoodMaster joint venture.


FINANCING ACTIVITIES

         DTR's FoodMaster operations obtained $70,910 in bank financing by October 31, 1996 and began to make principal payments on this note in the first quarter of fiscal 1997. FoodMaster made total principal payments of $14,735 on its bank note payable during the period from November 1996 to December 1996.



         Based on current projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through fiscal 1998. Management is continually looking for new areas of investment and expansion for its subsidiaries FMI and SXD.

PART II. OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the shareholders during the two months ended December 31, 1997.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  The following new Exhibits are filed as part of this Form 10-QSB:

                  (a) List of Exhibits

                           27      Financial Data Schedule

                  (b) Reports on Form 8-K

                           One report on Form 8-K was filed by Developed Technology Resource, Inc. on December 23, 1997. There were no other reports on Form 8-K filed during the two months ended December 31, 1997.

                                  EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB:

       No.      EXHIBIT DESCRIPTION
       ---      -------------------

       27       Financial Data Schedule (8)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               DEVELOPED TECHNOLOGY RESOURCE, INC.

Date: August 12, 1998          By     /s/ John P. Hupp
                                  -----------------------------------
                               Name:  John P. Hupp
                               Title: President


Date: August 12, 1998          By     /s/ LeAnn H. Davis
                                  -----------------------------------
                               Name:  LeAnn H. Davis, CPA
                               Title: Chief Financial Officer
                                      (Principal Financial & Accounting Officer)