Form 10QSB
period 1998-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-08-14
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                                 (612) 820-0022
                            Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


As of August 12, 1998, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1998


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

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                    JUNE 30,           DECEMBER 31,
                                                                      1998                 1997
                                                                  ------------         ------------
Current Assets:
         Cash and cash equivalents                                $    233,290         $    284,526
         Receivables:
              Trade, net                                                68,269               80,820
              Sale of discontinued operations                          480,000              480,000
              FoodMaster International L.L.C. (FMI)                    343,537              371,801
              Other                                                        939                  763
         Note receivable                                               541,129              516,935
         Prepaid and other current assets                               99,502               41,352
                                                                  ------------         ------------
              Total current assets                                   1,766,666            1,776,197

Furniture and Equipment, net                                            46,136               39,381

Investment in FMI                                                    1,014,662              834,917
                                                                  ------------         ------------

                                                                  $  2,827,464         $  2,650,495
                                                                  ============         ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                         $    133,457         $    257,938
         Accrued liabilities                                            94,762              147,337
         Deferred gain short-term                                      467,065              467,065
                                                                  ------------         ------------
              Total current liabilities                                695,284              872,340

Non-current Deferred Gain                                               36,328               38,986

Commitments and Contingencies                                               --                   --

Shareholders' Equity:
         Common stock                                                    8,058                7,908
         Additional paid-in capital                                  5,341,648            5,319,298
         Accumulated deficit                                        (3,253,854)          (3,588,037)
                                                                  ------------         ------------
              Total shareholders' equity                             2,095,852            1,739,169
                                                                  ------------         ------------

                                                                  $  2,827,464         $  2,650,495
                                                                  ============         ============

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------      -------------------------------
                                                      1998              1997              1998               1997
                                                  ------------      ------------      ------------       ------------
                                                                    (As Restated                         (As Restated
                                                                     See Note 4)                          See Note 4)
Revenues:
     Sales                                        $    214,430      $    174,987      $    239,248       $  1,496,166
     Management fees from FMI joint venture            335,098           375,456           628,930            439,555
     Commissions and other income                       24,336             1,229            25,658             42,601
                                                  ------------      ------------      ------------       ------------
                                                       573,864           551,672           893,836          1,978,322
                                                  ------------      ------------      ------------       ------------
Cost and Expenses:
     Cost of sales                                     165,742           147,394           184,842            753,832
     Selling, general and administrative               392,408           245,021           712,937            660,084
                                                  ------------      ------------      ------------       ------------
                                                       558,150           392,415           897,779          1,413,916
                                                  ------------      ------------      ------------       ------------

Operating Income (Loss)                                 15,714           159,257            (3,943)           564,406

Other Income:
     Interest income, net                               80,398             2,515           158,381                592
     Equity in earnings of FMI joint venture           125,181            23,493           179,745             31,325
                                                  ------------      ------------      ------------       ------------

Income before Minority Interest                        221,293           185,265           334,183            596,323

Minority Interest in Earnings of FoodMaster                 --                --                --            (64,571)
                                                  ------------      ------------      ------------       ------------

Net Income                                        $    221,293      $    185,265      $    334,183       $    531,752
                                                  ============      ============      ============       ============




Net Income per Common Share:
     Basic                                        $       0.27      $       0.23     $       0.41        $       0.67
                                                  ============      ============      ============       ============

     Diluted                                      $       0.18      $       0.20     $       0.28        $       0.60
                                                  ============      ============      ============       ============

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                        1998             1997
                                                                    -----------       -----------
                                                                                      (As Restated
                                                                                       See Note 4)
OPERATING ACTIVITIES:
         Net Income                                                 $   334,183       $   531,752
         Adjustments to Reconcile Net Income to Cash
              Used by Operating Activities:
              Depreciation                                                8,366            26,673
              Provision for doubtful accounts                             2,182          (220,787)
              Gain on sale of furniture and equipment                        --            (3,180)
              Minority interest in earnings of joint venture                 --            64,571
              Equity in earnings of FMI joint venture                  (179,745)         (179,745)

         Changes in Operating Assets and Liabilities, net of
         transfers to joint venture:
              Receivables                                               (14,001)           (4,165)
              Receivable from FMI joint venture                          28,264          (567,040)
              Inventories                                                    --           (46,382)
              Prepaid and other current assets                          (58,150)          108,252
              Accounts payable and accrued liabilities                 (177,056)          (71,345)
              Deferred gains                                             (2,658)          (58,529)
              Customer deposits                                              --           (68,667)
                                                                    -----------       -----------
              Net cash used by operating activities                     (58,615)         (488,592)
                                                                    -----------       -----------

INVESTING ACTIVITIES:
         Proceeds from Sale of Furniture and Equipment                       --            75,875
         Purchases of Furniture and Equipment                           (15,121)          (38,438)
         Advances to Joint Venture                                           --            61,411
         Deferred Acquisition Costs                                          --            87,730
                                                                    -----------       -----------
              Net cash provided (used) by investing activities          (15,121)          186,578
                                                                    -----------       -----------

FINANCING ACTIVITIES:
         Net proceeds on Note Payable                                        --             5,835
         Proceeds from Exercise of Stock Options                         22,500                --
                                                                    -----------       -----------
              Net cash provided by financing activities                  22,500             5,835
                                                                    -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (51,236)         (296,179)

CASH AND CASH EQUIVALENTS, Beginning of Period                          284,526           425,366
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, End of Period                            $   233,290       $   129,187
                                                                    ===========       ===========

               See accompanying notes to the financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

     In 1998 and 1997, DTR also sold equipment to various customers throughout the fSU.

     During 1998, DTR's 100% owned subsidiary, SXD, Inc., distributed X-ray tubes under an exclusive arrangement with a Russian manufacturer and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed. These operations were formerly operated by DTR until October 1997.

     Basis of Presentation
     The interim financial statements of Developed Technology Resource, Inc.
     (DTR) are unaudited, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position, as well as, the results of operations and cash flows for the periods presented.

     On June 30, 1998, the Company decided to change its year end from October 31 to December 31. As a result, a transition report was filed recently to show the results for the two-month period of November and December 1997 and 1996. This 10-QSB shows the six-month results from January to June 1998 and 1997 based on the Company's new year end of December 31.

     From January 1997 through February 1997, the financial statements include the operations of DTR and FoodMaster Corporation (FoodMaster), DTR's 50% owned subsidiary in Almaty, Kazakhstan. All significant intercompany transactions and balances were eliminated in consolidation. On March 3, 1997, DTR contributed its 50% ownership of FoodMaster to the FMI joint venture for a 40% ownership in FMI. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment is being amortized to income over 15 years.

     The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Company's Annual Report and Notes thereto on Form 10-KSB for the year ended October 31, 1997 and with the Company's Transition Report for the two month period ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By June 30, 1998, API contributed all $6 million of its commitment to FMI. Under the agreement, API currently owns 60% and DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $628,930 and $439,555 for the six months ended June 30, 1998 and 1997, respectively, in accordance with its management agreement with FMI which began March 3, 1997.

     Summarized financial information from the unaudited financial statements of FMI carried on the equity basis is as follows:

                                                                               June 30, 1998
                                                                               -------------
     Current assets                                                           $      7,821,436
     Total assets                                                                   16,342,788
     Noncurrent liabilities                                                            983,148
     Shareholders' equity                                                            9,807,746
     DTR's share of FMI 's equity                                                    3,923,098
     DTR's carrying value of FMI's equity                                            1,014,662

                                                                              Six Months Ended
                                                                               June 30, 1998
                                                                               -------------
     Sales                                                                    $      9,723,225
     Gross profit                                                                    2,530,680
     Net income                                                                        176,541
     DTR's share of FMI's loss before adjustment of DTR's excess
        of net equity over carrying value of the investment                             70,616
     DTR's share of equity in earnings of FMI joint venture after adjustment           179,745


4.   RESTATEMENT
     The Company has restated its financial statements to reflect the three and six months ended June 30, 1997 to properly account for the transfer of DTR's FoodMaster operations to the FMI joint venture which occurred in March 1997. In the prior year, DTR reported its operations with a fiscal year end of October 31 and accordingly filed a six month 10-QSB for the period ended April 30.

5.   STOCK ACTIVITY
     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options of 15,000 shares of common stock to the two current outside directors at an exercise price of $1.50 per share, which was equal to the market price on the grant date. As of June 30, 1998, 15,000 of the 30,000 issued options were exercised.

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

                                                    Three months ended June 30,       Six months ended June 30,
                                                       1998             1997             1998            1997
                                                   -----------      -----------      -----------      -----------
Numerator:
       Net income                                  $   221,293      $   185,265      $   334,183      $   531,752
                                                   ===========      ===========      ===========      ===========
Denominator:
    Weighted average shares-basic earnings             805,820          790,820          805,406          790,820
    Dilutive effect of stock options/warrants          414,500          134,364          376,987           92,097
                                                   -----------      -----------      -----------      -----------
    Weighted average shares-diluted earnings         1,220,320          925,184        1,182,393          882,917
                                                   ===========      ===========      ===========      ===========
Net income per share - Basic                       $      0.27      $      0.23      $      0.41      $      0.67
                                                   ===========      ===========      ===========      ===========
Net income per share - Diluted                     $      0.18      $      0.20      $      0.28      $      0.60
                                                   ===========      ===========      ===========      ===========

     Options and warrants to purchase 5,000 and 56,834 shares of common stock as of June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Non-cash operating and investing activities:
     On March 2, 1997, the Company contributed $626,917 in net assets of its FoodMaster joint venture to FoodMaster International L.L.C. (FMI) for its 40% interest as discussed in Note 3. The non-cash effects of these transactions have been removed from the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the six months ended June 30, 1997.

     Supplemental cash flow information:
     For the six months ended June 30,         1998              1997
     ---------------------------------     ------------      ------------
     Cash paid for:
         Interest                          $        899      $         --
         Taxes                             $         --      $         --

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

         On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. By June 30, 1998, API contributed all of its $6 million commitment to FMI. Under the agreement, API currently owns 60% of FMI. DTR owns 40% of FMI. However, DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

         In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with an investment of $800,000 in cash and receivables. SXD now owns and operates DTR's x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.


RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $573,864 and $893,836 during the three and six months ended June 30, 1998, respectively, compared to $551,672 and $1,978,322 during the three and six months ended June 30, 1997, respectively. The 55% decrease in 1997 revenues is primarily the result of the change from the consolidated method of reporting joint venture operating results to the equity method as discussed above and by less sales of equipment discussed below. The decrease in 1997 revenues was offset by management fee income of $189,375 from March 3,1997 to June 30, 1997.

         Sales for the three months ended June 30, 1998 and 1997 totaled $214,430 and $174,987, respectively. Sales for the six months ended June 30, 1998 and 1997 totaled $239,248 and $1,496,166, respectively. Sales resulted from three areas within DTR - dairy operations of FoodMaster (until March 2, 1997), equipment sales, and x-ray tube sales.

         Since March 3, 1997, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. Therefore, there are no sales of FoodMaster in 1998. However, FoodMaster sales from January 1997 through February 1997 were $965,359 or 64.5% of DTR's total sales for the first six months of 1997.

         Sales of food packaging equipment were $118,130 (55.1%) and $111,687 (63.9%) of total sales for the three months ended June 30, 1998 and 1997, respectively. The 5.8% increase in equipment sales is the result of additional features on the equipment sold in 1998. For the six months ended June 30, 1998 and 1997, sales of food packaging equipment was $120,748 (50.5%) and $429,177 (28.8%) of total sales, respectively. Sales of equipment occur sporadically throughout the year. Thus in 1998, no equipment sales occurred in the first quarter, but in 1997, sales occurred in both quarters. There are no current orders for additional equipment sales for the remainder of 1998.

          Sales of x-ray tubes by SXD, Inc., DTR's 100% owned subsidiary, increased 16.6% to $118,500 in the six months ended June 30, 1998 from $101,630 for the same period in 1997. The $16,870 increase occurred due to an increase in the quantity of orders from repeat customers during fiscal 1998.


COST OF SALES

         Cost of sales for the three and six months ended June 30, 1998 was $165,742 and $184,842, respectively. For the three and six months ended June 30, 1997, cost of sales was $147,394 and $753,832. The 75.5% decrease in cost of sales between the six months ended June 30, 1998 and 1997 is the result of the change in accounting methods discussed above. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the first two months of 1997 and the cost of purchasing food packaging equipment and x-ray tubes.

         There is no cost of sales reflected for FoodMaster in fiscal 1998. FoodMaster cost of sales was $369,305 or 38% of FoodMaster sales for the six months ended June 30, 1997.

         Cost of sales on equipment sales was $82,592 resulting in a gross profit of $38,156 or 31.6% for the first six months of 1998 compared to $296,382 resulting in a gross profit of $132,795 or 17.6% in the first six months of 1997. During 1997, the Company spent more on sales commissions, thus reducing their overall gross profit. X-ray tubes cost of sales were $102,250 and $88,145 in the first six months of 1998 and 1997, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales. Management does not expect these trends to change significantly for the remainder of 1998.


SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $392,408 and $245,021, respectively. Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were $712,937 and $660,104, respectively. During the first six months of fiscal 1997, FoodMaster operations comprised $226,750 of the $660,104 SG&A expenses. Therefore, the Company's other SG&A expenses excluding the FoodMaster operations was $433,354. The $147,387 increase in 1998 and the $270,583 increase in 1997 excluding FoodMaster operations is the result of DTR hiring additional employees and consultants and increasing their travel to manage the dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under REVENUES.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used net cash of $58,615 in the first six months of 1998 compared to cash used of $488,592 in the first six months of 1997. This large decrease in cash usage occurred because a majority of the operating expenses were paid in accordance with the management agreement between DTR and FMI during all six months of 1998. Additionally, DTR did not increase advances to FMI in 1998 as much as they did in the six months ended June 30, 1997.


INVESTING ACTIVITIES

         In 1998, DTR purchased $15,121 in new software and equipment for its office in Minneapolis, MN. In the first six months of 1997, DTR sold $72,695 of net equipment primarily to its FMI subsidiary receiving proceeds of $75,875. Additionally, DTR purchased $38,438 of equipment during this period in 1997.


FINANCING ACTIVITIES

         In the first quarter of 1998, 15,000 options to purchase DTR's Common Stock were exercised for a purchase price of $1.50 per share. DTR's FoodMaster operations obtained $5,835 in net proceeds from bank financing during the period from January 1997 to February 1997, before the operations were transferred to FMI.


         In July 1998, DTR and API signed a term sheet that proposes to modify their original joint venture and management agreements from March 3, 1997 discussed above. API will be contributing an additional $4,000,000 (four million dollars) to the FMI venture using a current valuation of $18,000,000 (eighteen million dollars) for FMI. In addition, API has the option of contributing an additional $2,000,000 to FMI if both DTR and API agree to do so by October 15, 1998. After the $4 million contribution, DTR's ownership percentage will be 32.7% of FMI. This term sheet is not legally binding until both parties sign the final modification of the agreements which is expected to occur by August 31, 1998.

         Based on current projections, the Company believes there will be sufficient working capital and liquidity to fund its current operations through 1998. Management is continually looking for opportunities for growth and market dominance for its subsidiaries FMI and SXD.

PART II. OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                           The Company held its Annual Shareholders meeting on
                  April 14, 1998. The shareholders voted by a majority vote to re-elect the current board of directors (Peter L. Hauser, John
                  P. Hupp and Roger W. Schnobrich) and to retain the services of Deloitte & Touche LLP as the Company's independent auditors. No other matters were submitted to a vote of the shareholders during the second quarter of 1998.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                           The following new Exhibits are filed as part of this
                  Form 10-QSB:

                  (a) List of Exhibits

                           27.1 Financial Data Schedule (June 30, 1998)
                           27.2 Financial Data Schedule (June 30, 1997 Restated)

                  (b) Reports on Form 8-K

                           The Company filed one report on Form 8-K on June 30, 1998 to change its year end to December 31. There were no other reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  EXHIBIT INDEX

The following Exhibits are filed as part of this Form 10-QSB:

         No.      EXHIBIT DESCRIPTION
         ---      -------------------


         27.1     Financial Data Schedule (June 30, 1998)
         27.2     Financial Data Schedule (June 30, 1997 Restated)

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