Form 10QSB
period 1998-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-11-17
CIK 890725

FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________


                Commission File Number:  0-21394



               Developed Technology Resource, Inc.
       (Exact name of issuer as specified in its charter)



       Minnesota                      41-1713474
  State of Incorporation      I.R.S. Employer Identification No.


                 7300 Metro Boulevard, Suite 550
                     Edina, Minnesota  55439
              Address of Principal Executive Office


                         (612) 820-0022
                    Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___


As of November 13, 1998, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

            For the Quarter Ended September 30, 1998


                                                       Page No.

PART   I. FINANCIAL INFORMATION

     Item 1.   Condensed Unaudited Financial Statements
               Condensed Balance Sheets                    3
               Condensed Statements of Operations          4
               Condensed Statements of Cash Flows          5
               Notes to Condensed Financial Statements     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations        10


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Shareholders                               14

     Item 6.   Exhibits and Reports on Form 8-K           14


SIGNATURES                                                16

ITEM  1.  CONDENSED UNAUDITED FINANCIAL STATEMENTS

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                     CONDENSED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                                        September 30,    December 31,
                                            1998           1997
Current Assets:
     Cash and cash equivalents          $  205,887     $  284,526
     Receivables:
       Trade, net                           44,569         80,820
       Sale of discontinued operations     480,000        480,000
       FoodMaster International LLCFMI)    960,436        371,801
       Other                                 1,246            763
     Note receivable                            --        516,935
     Prepaid and other current assets      102,574         41,352
       Total current assets              1,794,712      1,776,197

Furniture and Equipment, net                44,670         39,381

Investment in FMI                        1,090,973        834,917

                                        $2,930,355     $2,650,495



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $   93,727     $  257,938
     Accrued liabilities                   129,262        147,337
     Deferred gain short-term              467,065        467,065
       Total current liabilities           690,054        872,340

Non-current Deferred Gain                   34,977         38,986

Commitments and Contingencies                   --             --

Shareholders' Equity:
     Common stock                            8,058          7,908
     Additional paid-in capital          5,341,648      5,319,298
     Accumulated deficit                (3,144,382)    (3,588,037)
       Total shareholders' equity        2,205,324      1,739,169

                                        $2,930,355     $2,650,495




       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                             Three Months Ended    Nine Months Ended
                                September 30,         September 30,
                               1998      1997       1998       1997
                                       (As Restated         (As Restated
                                        See Note 4)         See Note 4)
Revenues:
  Sales                       $ 69,900 $  68,800 $ 309,148  $1,564,966
  Management fees from FMI
  joint venture                308,508   224,499   937,438     664,054
  Commissions and other income   1,350     1,229    27,008      43,830
                               379,758   294,528 1,273,594   2,272,850
Cost and Expenses:
  Cost of sales                 59,950    59,500   244,792     813,332
  Selling, general and
  administrative               327,146   266,241 1,040,083     926,325
                               387,096   325,741 1,284,875   1,739,657

Operating (Loss) Income         (7,338)  (31,213)  (11,281)    533,193

Other Income:
  Interest income, net          40,499     3,001   198,880       3,593
  Equity in earnings of FMI
  joint venture                 76,311    15,662   256,056      46,987

Income (Loss) before Minority
Interest                       109,472  (12,550)   443,655     583,773

Minority Interest in Earnings
of FoodMaster                       --        --        --     (64,571)

Income (Loss) from Continuing
Operations                     109,472  (12,550)   443,655     519,202

Gain from Discontinued
Operations                          --   200,000        --     200,000

Net Income                    $109,472  $187,450  $443,655   $ 719,202


Continuing Income per Common Share:
  Basic                       $   0.14  $  (0.02) $   0.55   $    0.66

  Diluted                     $   0.09  $  (0.02) $   0.37   $    0.59


Net Income per Common Share:
  Basic                       $    0.14 $   0.24  $   0.55   $    0.91

  Diluted                     $    0.09 $   0.22  $   0.37   $    0.82









       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                            1998           1997
                                                      (As Restated
                                                       See Note 4)
OPERATING ACTIVITIES:
     Net Income                         $  443,655     $  719,202
     Adjustments to Reconcile Net Income to Cash
       Used by Operating Activities:
       Depreciation                         11,504         35,198
       Provision for doubtful accounts       2,182       (222,092)
       Gain on sale of furniture
       and equipment                            --         (3,180)
       Gain on sale of discontinued
       operations                               --       (200,000)
       Minority interest in earnings
       of joint venture                         --         64,571
       Equity in earnings of FMI
       joint venture                      (256,056)       (46,987)

     Changes in Operating Assets and Liabilities, net of
     transfers to joint venture:
       Receivables                         550,521        189,041
       Receivable from FMI joint venture  (588,635)      (467,704)
       Inventories                              --        (46,382)
       Prepaid and other current assets    (61,222)        66,521
       Accounts payable and accrued
       liabilities                        (182,286)       197,039
       Deferred gains                       (4,009)      (259,758)
       Customer deposits                        --        (68,667)
       Net cash used by operating
       activities                          (84,346)       (43,198)

INVESTING ACTIVITIES:
     Proceeds from Sale of Furniture
     and Equipment                              --         75,875
     Purchases of Furniture and
     Equipment                             (16,793)       (63,691)
     Advances to Joint Venture                  --        (86,952)
     Deferred Acquisition Costs                 --         87,730
       Net cash (used) provided by
       investing activities                (16,793)        12,962

FINANCING ACTIVITIES:
     Net proceeds on Note Payable               --          5,835
     Proceeds from Exercise of Stock
     Options                                22,500             --
       Net cash provided by financing
       activities                           22,500          5,835

DECREASE IN CASH AND CASH EQUIVALENTS      (78,639)       (24,401)

CASH AND CASH EQUIVALENTS, Beginning
of Period                                  284,526        425,366

CASH AND CASH EQUIVALENTS, End of Period $ 205,887      $ 400,965




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

  Basis of Presentation
  The interim financial statements of Developed Technology Resource, Inc. (DTR) are unaudited, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position, as well as the results of operations and cash flows for the periods presented.

  On June 30, 1998, the Company decided to change its year end from October 31 to December 31. As a result, a transition report was filed to show the results for the two-month period of November and December 1997 and 1996. This 10-QSB shows the nine-month results from January to September 1998 and 1997 based on the Company's new year end of December 31.

  From   January  1997  through  February  1997,  the   financial
  statements   include  the  operations  of  DTR  and  FoodMaster
  Corporation   (FoodMaster),  DTR's  50%  owned  subsidiary   in
  Almaty,  Kazakhstan.  All significant intercompany transactions
  and  balances were eliminated in consolidation.   On  March  3,
  1997, DTR contributed its 50% ownership of FoodMaster to the FMI joint venture for a 40% ownership in FMI. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statements of operations as equity in earnings  of  FMI  joint venture under  the  equity  method  of
  accounting.   The  excess  of DTR's underlying  equity  in  net
  assets of FMI over the carrying value of its investment is being amortized to income over 15 years.

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

  Segment Reporting
  In  September  1997, the Financial Accounting  Standards  Board
  (FASB)  issued  Statement  of  Financial  Accounting  Standards
  (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet evaluated the full impact of the adoption of SFAS 131.

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

3.Investment in FoodMaster International L.L.C. (FMI)
  On March 3, 1997, DTR and API established the FMI joint venture, to acquire and operate dairies in the former Soviet Union. DTR contributed to FMI its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2) and its opportunities for a future acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million for an additional 10% ownership. Under the new ownership structure effective October 1, 1998, API will own 70% and DTR will own 30% of FMI. By September 30, 1998, API had contributed a total of $6 million of its initial commitment and $2.4 million of its additional commitment for a total of $8.4 to FMI. DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to API. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

  DTR also entered into a management agreement with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The Company recorded management fee income of $937,438 and $664,054 for the nine months ended September 30, 1998 and 1997, respectively, in accordance with its management agreement with FMI which began March 3, 1997 and was amended on September 12, 1998.

  Summarized financial information from the unaudited financial statements of FMI carried on the equity basis is as follows:
                                                 September 30, 1998
  Current assets                                      $8,308,319
  Total assets                                        17,334,703
  Noncurrent liabilities                               1,237,966
  Shareholders' equity                                11,844,242
  DTR's share of FMI 's equity                         4,737,697
  DTR's carrying value of FMI's equity                 1,890,973

                                                   Nine Months Ended
                                                  September 30, 1998
  Sales                                              $14,626,757
  Gross profit                                         3,900,452
  Net income                                             230,908
  DTR's share of FMI's loss before adjustment of
  DTR's excess of net equity over carrying
  value of the investment                                 92,363
  DTR's share of equity in earnings of FMI
  joint venture after adjustment                         256,056

4.Restatement
  The Company has restated its financial statements to reflect the three and nine months ended September 30, 1997 to properly account for the transfer of DTR's FoodMaster operations to the FMI joint venture which occurred in March 1997. In the prior year, DTR reported its operations with a fiscal year end of October 31 and accordingly filed a nine month 10-QSB for the period ended July 31.

5.Stock Activity
  On  November 6, 1997, the Board of Directors adopted  the  1997
  Outside  Directors  Stock  Option Plan,  superseding  the  1993
  Outside  Directors  Stock Option Plan.   In  exchange  for  the
  surrender of all stock options previously granted to the outside directors, the Board granted stock options of 15,000 shares of common stock to the two current outside directors at an exercise price of $1.50 per share, which was equal to the market price on the grant date. As of September 30, 1998, 15,000 of the 30,000 issued options were exercised. In exchange for services rendered, the outside members of the Board of Directors, upon election, receive 5,000 common stock options each year that vest equally over four quarters. The exercise price is set at the market price on the grant date.

  On  September  30, 1998, the Company recognized  an  additional
  $800,000 increase in the value of its investment in FMI and additional paid-in-capital as a result of the additional partner contribution to FMI as discussed in Note 3.

6.   Discontinued Operations
  Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the FSU to Gate Technology, a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received cash payments of $45,000 to reimburse DTR for expenses related to this business during the first quarter of fiscal 1996 and a receivable totaling $765,000 payable over 30 months. A portion of these payments is personally guaranteed by the former employee, and is collateralized by his ownership of 16,430 shares of DTR's common stock. Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.

  Due to the inherent risks associated with operating in the FSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received total payments of $200,000 and $170,000 during 1997 and fiscal 1996, respectively. As a result, DTR recorded a gain on discontinued operations of $200,000 in 1997.

7.Net Income per Common Share
  Effective November 1, 1997, DTR adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under this new standard, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of shares which would be issued upon the exercise of outstanding stock options and warrants, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

                               Three months ended   Nine months ended
                                 September   30,      September 30,
                                   1998     1997     1998     1997
  Numerator:
         Net income             $ 109,472 $187,450 $ 443,655 $719,202
  Denominator:
    Weighted average shares-
    basic earnings                805,820  790,820   805,545  790,820
    Dilutive effect of stock
    options/warrants              376,987   74,034   382,296   85,214
    Weighted average shares-
    diluted earnings            1,182,807  864,854 1,187,841  876,034
  Net income per share - Basic  $    0.14  $  0.24 $    0.55 $   0.91
  Net income per share - Diluted$    0.09  $  0.22 $    0.37 $   0.82

  Options and warrants to purchase 5,000 and 60,001 shares of common stock for the period ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

8.     Supplemental Disclosures of Cash Flow Information:
  Non-cash operating, investing and financing activities:
  On March 2, 1997, the Company contributed $626,917 in net assets of its FoodMaster joint venture to FoodMaster International L.L.C. (FMI) for its 40% interest as discussed in Note 3. The non-cash effects of these transactions have been removed from the appropriate categories in the operating, investing and financing sections of the Company's Statements of Cash Flows for the nine months ended September 30, 1997.

  Supplemental cash flow information:
  For the nine months ended September 30,    1998          1997
  Cash paid for:
    Interest                           $    1,256     $      --

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

     On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the former Soviet
Union.   DTR  contributed to FMI its 50% ownership in FoodMaster,
the   Ak-Bulak  option  and  its  opportunities  for   a   future
acquisition of a dairy in Moldova. API agreed to fund $2.945 million to further develop the dairy operations in Kazakhstan and Moldova and to provide an additional $3.055 million over two years to expand FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million for an additional 10% ownership. Under the new ownership structure effective October 1, 1998, API will own 70% and DTR will own 30% of FMI. By September 30, 1998, API had contributed a total of $6 million of its initial commitment and $2.4 million of its additional commitment for a total of $8.4 to FMI.DTR has a right to earn a greater ownership interest of FMI by achieving certain defined performance targets based on returns to
API.   Effective March 1997, DTR records its proportionate  share of the net income or loss of FMI in the statement of operations as equity in earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement with FMI on March 3, 1997 (subsequently amended on September 11, 1998), whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee.

     In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary company called SXD, Inc. with an investment of $800,000 in cash and receivables. SXD now owns and operates DTR's x-ray tube distribution business, ownership interests in the coating technology business of Phygen, Inc., and the cancer detection business of Armed.


Results of Operations

Revenues

     The Company generated total revenues of $379,758 and $1,273,594 during the three and nine months ended September 30, 1998, respectively, compared to $294,528 and $2,272,850 during the three and nine months ended September 30, 1997, respectively. The 44% decrease from 1997 nine month revenue levels is primarily the result of the change from the consolidated method of reporting joint venture operating results to the equity method as discussed above and by less sales of equipment discussed below.

     Sales for the three months ended September 30, 1998 and 1997 totaled $69,900 and $68,800, respectively. Sales for the nine months ended September 30, 1998 and 1997 totaled $309,148 and $1,564,966, respectively. Sales resulted from three areas within DTR - dairy operations of FoodMaster (until March 2, 1997), equipment sales, and x-ray tube sales.

     Since March 3, 1997, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes 40% of FMI's income or loss as equity in earnings of FMI joint venture in DTR's Statements of Operations. Therefore, there are no sales of FoodMaster in 1998. However, FoodMaster sales from January 1997 through February 1997 were $965,359 or 61.7% of DTR's total sales for the nine months of 1997.

     For the nine months ended September 30, 1998 and 1997, sales of food packaging equipment was $120,748 (39.1%) and $429,177 (27.5%) of total sales, respectively. There were no sales of equipment in the three months ended September 30, 1998 and 1997. Sales of equipment occur sporadically throughout each year depending on the amount of new customers and growth among existing customers. In 1997, more locations were added to the FMI operations that demanded additional packaging equipment. There are no current orders for additional equipment sales for the remainder of 1998.

       Sales of x-ray tubes by SXD, Inc., DTR's 100% owned subsidiary, increased 10.5% to $188,400 in the nine months ended September 30, 1998 from $170,430 for the same period in 1997. The $14,555 increase occurred due to an increase in the quantity of orders from repeat customers during the first two quarters of 1998 compared to the first two quarters of 1997.

     Management fee income billed to FMI for services was $937,438 and $664,054 for the nine months ended September 30, 1998 and 1997. For the three months ended September 30, 1998 and 1997, management fee income was $308,508 and $224,499. The management fee began on March 3, 1997. Therefore, 1997 revenues reflect two months less management fee income than 1998. The $84,009 increase in the three months ended September 30 is the result of new FMI acquisitions in 1998 that did not exist during the same period in 1997. These new acquisitions required additional management personnel, travel, training, and other resources in 1998.


Cost of Sales

      Cost of sales for the three and nine months ended September 30, 1998 was $59,950 and $244,792, respectively. For the three and nine months ended September 30, 1997, cost of sales was $59,500 and $813,332. The 69.9% decrease in cost of sales between the nine months ended September 30, 1998 and 1997 is the result of the change in accounting methods discussed above. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the two months of 1997 and the cost of purchasing food packaging equipment and x-ray tubes.

     There is no cost of sales reflected for FoodMaster in fiscal
1998.   FoodMaster  cost  of  sales  was  $369,305  or  45.4%  of
FoodMaster sales for the nine months ended September 30, 1997.

      Cost of sales on equipment sales was $82,592 resulting in a gross profit of $38,156 or 31.6% for the nine months of 1998 compared to $296,382 resulting in a gross profit of $132,795 or 30.9% in the nine months of 1997. During 1997, the Company spent more on sales commissions causing a lower gross profit. X-ray tubes cost of sales were $162,200 and $147,645 in the nine months of 1998 and 1997, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales. Management does not expect these trends to change significantly for the remainder of 1998.


Selling, general and administrative

      Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $327,146 and $266,241, respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $1,040,083 and $926,325, respectively. During the first three months of fiscal 1997, FoodMaster operations comprised $226,750 of the $926,325 SG&A expenses. Therefore, the Company's 1997 SG&A expenses excluding the FoodMaster operations was $699,575. The $60,905 and the $340,508 increase in three and nine months ended September 30, 1998 over 1997 excluding FoodMaster operations is the result of DTR hiring additional employees and consultants and increasing their travel to manage the expanding dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under Revenues.


Liquidity and Capital Resources

Operating Activities

      DTR used net cash of $84,346 in the nine months of 1998 compared to cash used of $43,198 in the nine months of 1997. In 1997, the Company received a $200,000 installment payment resulting from the sale of a discontinued business in fiscal 1996 (See Note 6). This lowered the Company's cash usage in 1997 compared to 1998. In 1998, the Company received an increase in cash because a majority of the operating expenses were paid in accordance with the management agreement between DTR and FMI during all nine months of 1998 compared to seven months in 1997.

Investing Activities

     In 1998, DTR purchased $16,793 in new software and equipment for its office in Minneapolis, MN. In the nine months of 1997, DTR sold $72,695 of net equipment primarily to its FMI subsidiary receiving proceeds of $75,875. Additionally, DTR purchased $63,691 of equipment during this period in 1997.

Financing Activities

      In the first quarter of 1998, options to purchase 15,000 shares of DTR's Common Stock were exercised for a purchase price of $1.50 per share. DTR's FoodMaster operations obtained $5,835 in net proceeds from bank financing during the period from January 1997 to February 1997, before the operations were transferred to FMI.



     The Company has recently begun addressing the Year 2000(Y2k) issues. Since the Company is not a direct manufacturer of products and since all of its assets are less than six years old, most of its exposure to the Y2k issue falls in the area of third parties. All of the Company's information technology systems are Y2k compliant, but the Company is still determining the effect on non-information technology systems. The Company plans to be Y2k compliant by mid-1999.

     The Company does not believe that the costs related to the Y2k issue will be greater than $25,000 due to the reasons stated above. The Company may use these funds for an outside consultant to provide an evaluation of its entire system.

     The most risk that the Company faces in its operations is that of the failure of third party vendors to be ready for the Y2k. The most direct risk could be a failure on the part of telecommunication companies which would impede the daily communication between the Company and its subsidiaries. Indirectly, the subsidiaries could experience a failure to receive timely shipments of supplies which would result in a loss of an indeterminable amount of revenues.

     The Company is currently developing its contingency plan for the aforementioned risks. It expects to have this plan fully created by early 1999.

     Based on current projections and with the receipt of the additional investment from API, the Company believes there will be sufficient working capital and liquidity to fund its current operations through the coming year. Management is continually looking for opportunities for growth and market dominance for its subsidiaries FMI and SXD.

PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                No matters were submitted to a vote of the shareholders during the quarter ended September 30, 1998.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               10.6 Limited Liability Company Agreement of FoodMaster
                    International L.L.C. as amended and restated
                    September 11, 1998
               10.9 Management Agreement between DTR and FoodMaster
                    International L.L.C. as amended and restated
                    September 11, 1998
               27.1 Financial Data Schedule (September 30, 1998)
               27.2 Financial Data Schedule (September 30, 1997 Restated)

          (b) Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                          EXHIBIT INDEX

          The  following Exhibits are filed as part of this  Form
          10-QSB:

          No.  Exhibit Description


     10.7  Limited   Liability  Company  Agreement  of  FoodMaster
           International L.L.C. as amended and restated September 11, 1998
     10.10 Management  Agreement between DTR and  FoodMaster
           International L.L.C. as amended and restated September 11, 1998
     27.1  Financial Data Schedule (September 30, 1998)
     27.2  Financial  Data  Schedule  (September  30,  1997 Restated)

                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                         DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:     November 16, 1998        By:  /s/ John P. Hupp
                                   Name:   John P. Hupp
                                   Title:     President


Date:     November 16, 1998        By: /s/ LeAnn H. Davis
                                   Name:   LeAnn H. Davis, CPA
                                   Title: Chief Financial Officer
                         Principal Financial & AccountingOfficer)