Form 10QSB
period 1998-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1998-11-25
CIK 890725

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


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               10.6 Limited Liability Company Agreement of FoodMaster International L.L.C. as amended and restated
                     September 11, 1998
               10.9 Management Agreement between DTR and FoodMaster International L.L.C. as amended and restated
                     September 11, 1998
		   10.14 Employment Agreement between DTR and John Hupp effective
			   October 1, 1998 as amended and restated
               27.1  Financial Data Schedule (September 30, 1998)
               27.2  Financial Data Schedule (September 30, 1997 Restated)

          (b) Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                          EXHIBIT INDEX

          The  following Exhibits are filed as part of this  Form
          10-QSB:

          No.  Exhibit Description


     10.7  Limited   Liability  Company  Agreement  of  FoodMaster
           International L.L.C. as amended and restated September 11, 1998
     10.9  Management  Agreement between DTR and  FoodMaster
           International L.L.C. as amended and restated September 11, 1998
     10.14 Employment Agreement between DTR and John Hupp effective October 1, 1998 as amended and restated
     27.1  Financial Data Schedule (September 30, 1998)
     27.2  Financial  Data  Schedule  (September  30,  1997 Restated)

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