Form 10KSB
period 1998-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1999-09-28
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

     [X]  Annual report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934
               For the year ended December 31, 1998
                               OR
     [  ] Transition report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  ___   No  _X_

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { X }

Issuer's revenues for its most recent year:  $1,750,623

As of August 9, 1999, 805,820 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on August 9, 1999 was $1,218,458. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors. See Item 11.


           DOCUMENTS INCORPORATED BY REFERENCE:  None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Developed Technology Resource, Inc. (the Company or DTR) was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union
(fSU) for transfer and sale to companies in the West. During the first two years of operations, the Company experienced limited success in technology transfer and shifted its focus to the sale and distribution of aviation security equipment in the fSU. In 1995, the Company formed a 50/50 joint venture called FoodMaster Corporation (hereinafter FoodMaster) with Ak-Bulak, a dairy just outside Almaty, Kazakhstan to produce and sell yogurt and other dairy products.

     During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 which included reimbursement of expenses of $45,000. This transaction is more fully described in Item 6, "Discontinued Operations." The financial statements and related information reflect the sale of this business as discontinued operations. Additionally, overhead was reduced to the level necessary to effectively support continuing operations.

     After the sale of the aviation security business, the Company focused its attention almost exclusively on development of the dairy business in the fSU. Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, which went bankrupt subsequent to the establishment of FoodMaster. In January 1997, FoodMaster formed a joint venture in Akmola (now called Astana), the new capital of Kazakhstan, and began production of dairy products at this location in March 1997.

     On March 3, 1997, DTR and Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairies in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, the Ak-Bulak option, and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the Ak-Bulak option by FMI in March 1997 increased the ownership in FoodMaster to 90%. API agreed to contribute $6 million dollars which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU for a 60% interest in FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute up to an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 1998, API owned 67% and DTR owned 33% of FMI based on API's additional investment of $3.8 million. API contributed the remaining $2.2 million of the additional investment by April 1999 which reduced DTR's ownership to 30%. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire four additional subsidiaries. DTR has a right to earn a greater ownership interest in FMI by achieving certain defined performance targets based on returns to API. Additionally, DTR manages the day-to-day operations of FMI under a management contract which has no contractual termination date.

     As of December 31, 1998, DTR has a 33% interest in FMI. All of FMI's subsidiaries are operating plants for manufacturing dairy products such as milk, yogurt, cheese, and ice cream or distribution companies to facilitate the distribution of these products. The following table sets forth FMI's ownership percentage in its subsidiaries at December 31, 1998 and October 31, 1997:

                                                     December 31,  October 31,
Company Name                     Location               1998          1997
FoodMaster Corporation           Almaty, Kazakhstan      90.00%      90.00%
FoodMaster NC*                   Astana, Kazakhstan      20.00%       0.00%
Fabrica produse lactate Hincesti Hincesti, Moldova       80.50%      73.74%
Soroca Cheese Factory            Soroca, Moldova         60.11%       0.00%
JSC Bilosvit-Uman                Uman,    Ukraine        62.88%       0.00%
FoodMaster Kyiv**                Kyiv,    Ukraine       100.00%       0.00%

           * FoodMaster Corporation owns 60% of FoodMaster NC.
          ** Denotes distribution company only.

     In November 1997, DTR's Board of Directors voted to establish a wholly-owned subsidiary called SXD, Inc. with an investment of $800,000 in cash and receivables. SXD owns and operates DTR's x-ray tube distribution business, and holds a minority interest in Phygen, Inc., a coating technology business. In addition, SXD has royalty rights to any patents sold by Armed, a cancer detection business. As of December 31, 1998, there is no reportable activity in either Phygen or Armed.

     In April 1999, DTR purchased a 67% ownership interest in Savory Snacks LLC for $123,305. This Wisconsin based company manages snack food companies in the former Soviet Union.


Ongoing Business Strategy

      The Company's strategy is to provide management services and invest in food businesses in the fSU both by acquiring additional dairies for FMI and having FMI and other subsidiaries selling additional products including, but not limited to, dairy products. The Company plans to invest in and manage companies that are expected to eventually become market leaders in high margin products in the areas in which we choose to compete. This goal will be accomplished by dedication to brand development, the introduction of "profit products", quality control and standardization, control of the milk supply, and training of Company and subsidiary personnel.


Business Operations

Dairy and Food Processing

      DTR manages all of the dairy operations and distribution companies owned by FMI. These dairy operations manufacture and sell a variety of different dairy products, including but not limited to kefir, yogurt, cheese, ice cream, ice pops, butter and sour cream.

     From 1995 through February 1997, FoodMaster Corporation operations were consolidated in DTR's financial statements. After February 1997, FoodMaster's operations were no longer reported on a consolidated basis with DTR due to the transfer of DTR's ownership in FoodMaster to FMI. Beginning in March 1997, DTR recognizes all of its ownership in dairy operations in its Statement of Operations under the "Equity in (loss)earnings of FMI joint venture" and in its Balance Sheet under "Investment in FMI." In addition, DTR receives management fees for direct expense reimbursements with the potential to earn a greater ownership in FMI for reaching defined performance targets. There is no profit margin in the management fees received and these fees are reimbursed in accordance with a pre-approved budget between DTR and FMI.

X-ray Tubes

      The Company distributed x-ray tubes through SXD, Inc. under an exclusive distribution agreement with Svetlana-Rentgen ("Svetlana"), a company located in the fSU until March 1999. Revenues from the sale of x-ray tubes accounted for 17.4%, 12.5% and 8.0% of DTR's total revenues for the year ended December 31, 1998, the two months ended December 31, 1997 and the year ended October 31, 1997, respectively. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share and is phasing this division out of its operations.

Food Packaging Equipment

      In November 1994, the Company signed an International Distribution Agreement with NiMCO Corporation of Crystal Lake, Illinois, granting the Company exclusive rights to sell certain NiMCO food packaging products in most areas of the fSU. This exclusivity expired on December 31, 1996. However, DTR continues to distribute NiMCO food packaging machines out of Crystal Lake, Illinois on a non-exclusive basis mainly to its foreign subsidiaries. Sales from food packaging equipment accounted for 7.8%, 51.9% and 13% of DTR's revenues for the year ended December 31, 1998, the two months ended December 31, 1997 and the year ended October 31, 1997, respectively.


Competition

Dairy and Food Processing The FMI subsidiary operations compete with several local companies, as well as foreign importers of products, under the FMI local brand names of FoodMaster, Alba and Bilosvit. However, the Company believes that FMI's products are superior to local competitors and priced competitively with imports. The FoodMaster name along with the local specialty brand names are recognized as quality products. In Almaty, Kazakhstan, FoodMaster's fluid milk products are estimated to hold a greater than 50% market share.

Food Packaging Equipment Manufacturers producing competing equipment of similar performance to the NiMCO line of equipment include Tetra-Laval of Sweden, Elo-Pak of Norway, International Paper of the United States, Pastu-Pack of the UK, and Galdi of Italy. Some of these companies have been selling equipment in the fSU for more than 20 years. The Company does not currently have a measurable market share. At this time, DTR is not focusing on selling equipment to parties other than FMI subsidiaries on an "as needed" basis.


Principal Suppliers

Dairy and Food Processing Suppliers to the dairy operations consist of numerous dairy farmers located in the vicinity of the dairies. In addition, FMI receives packaging supplies from many suppliers throughout Europe and the United States.

Food  Packaging Equipment  NiMCO, based in Crystal Lake, IL,  was
the   sole  supplier  of  packaging  equipment  for  dairy  based products.

X-ray  Tubes  Svetlana Rentgen (Svetlana), based in the  fSU,  is the exclusive supplier of tubes.  In accordance with its plan  to
phase  out  this  operating  division,  the  Company  ended   its
relationship with Svetlana in March 1999.

Major Customers

      For the year ended December 31, 1998, the two months ended December 31, 1997 and the fiscal year ended October 31, 1997, the Company recorded net equipment sales of $440,942, $346,844 and $2,467,790, respectively. The following table sets forth the name and location of each customer who accounted for 10% or more of the Company's sales for 1998 and each period in 1997, respectively:

                                                 Percentage of Sales
                                                     Two Months
                                        Year Ended      Ended      Year Ended
                                        December 31, December 31,  October 31,
Customer Name            Location          1998         1997          1997
EG&G Astrophysics        Long Beach, CA     47.1%        12.5%          9.0%
Control Screening        Fairfield, NJ      21.8%         6.9%          1.7%
FoodMaster Int'l LLC     Edina, MN          30.5%        40.3%          0.0%
Kostenay                 Astana, Kazakhstan  0.0%        40.3%          0.0%
Agro-Leasing             Almaty, Kazakhstan  0.0%         0.0%         12.9%


Governmental Regulations

     The Company's principal revenue-generating business activity in 1998 and 1997 was managing the FMI subsidiaries' manufacturing and selling of dairy products in the fSU. The governmental, political, social, and legal structures within countries of the fSU are evolving. In general, business must comply with decrees, laws, and instructions issued from a multitude of government bodies at the national and local levels.

      The government regulations that most affect the Company are in the areas of taxation, currency and customs regulation, business registration, and labor laws. To the best of management's knowledge, the Company is in full compliance with the laws in all the countries of the fSU in which business is conducted, and as necessary, may seek legal counsel in the United States or from local counsel in the applicable fSU country.


Employees

      As of August 9, 1999, the Company had four full-time employees in its offices in Edina, Minnesota; one full-time employee in Almaty, Kazakhstan; three full-time employees in Hincesti, Moldova; and three full-time employees in Kyiv, Ukraine. All of the foreign-based employees are responsible for managing the dairy and financial operations of the FMI subsidiaries. The Company is not a party to any collective bargaining agreements and it considers its employee relations to be satisfactory.



ITEM 2.   DESCRIPTION OF PROPERTY

      During 1997, the Company moved its corporate headquarters from Minnetonka, Minnesota to Edina, Minnesota. This move allowed the Company to reduce its space from 2,139 to 1,009 square feet and its monthly base rent from approximately $2,900 to $1,600. The lease has a term of 60 months and expires on April 30, 2002.

ITEM 3.   LEGAL PROCEEDINGS

     In 1996, the Company filed suit against a former officer for breach of contract. The employee filed a counterclaim for breach of the severance agreement. In December 1996, the lawsuit was settled with the former officer relinquishing 48,190 shares of the Company's Common Stock to satisfy a $29,035 receivable. DTR has no contingent or future liability.

      In 1996, a former employee filed a claim with the Minnesota Department of Human Rights and concurrently with the Equal Employment Opportunity Commission (EEOC), charging the Company with age and national origin discrimination. In 1997, the Minnesota Department of Human Rights denied the claim. No further action has been taken by the former employee since the Department's decision.

      In the opinion of management, there are no material legal proceedings pending or threatened against the Company as of December 31, 1998 or as of the date of filing of this Form 10-
KSB.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 1998.




                             PART II

ITEM  5.    MARKET  FOR  COMMON EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

      The Company's Common Stock was traded on the National Association of Securities Dealer Automated Quotation System (NASDAQ) from April 23, 1993 until November 3, 1995, when the Company was de-listed as a result of noncompliance with minimum per-share price requirements. After a three-for-one reverse split in December 1995, the Company was re-listed. In the first quarter of 1996, the Company fell below the listing requirements and was again de-listed. Since then, the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol of DEVT.

      The following table sets forth the high and low daily average between the bid and sales prices for each quarter as reported on the NASDAQ or the OTC Bulletin Board during the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997.

                                                  Average Price
          Calendar 1998                         Low            High
          First Quarter                    $   2 1/2       $  3 1/8
          Second Quarter                       2 1/2          6
          Third Quarter                        2 9/32         5 1/8
          Fourth Quarter                       3              6 7/8

          2 Months Ended December 31, 1997     1 5/8          2 7/8

          Fiscal 1997
          First Quarter                    $   0 7/8       $  1 17/32
          Second Quarter                       1              1 29/32
          Third Quarter                        1 3/16         1 7/8
          Fourth Quarter                       1 7/8          2

      As of August 9, 1999, the Company had 56 shareholders of record of its Common Stock. The Company estimates there are 660 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (651) 450-4058.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors presently intends to retain all earnings, if any, for use in the Company's business in the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

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

     On March 3, 1997, DTR and Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairies in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, the Ak-Bulak option, and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the Ak-Bulak option by FMI in March 1997 increased the ownership in FoodMaster to 90%. API agreed to contribute $6 million dollars which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU for a 60% interest in FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute up to an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 1998, API owned 67% and DTR owned 33% of FMI based on API's additional investment of $3.8 million. API contributed the remaining $2.2 million of the additional investment by April 1999 which reduced DTR's ownership to 30%. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire four additional subsidiaries. DTR has a right to earn a greater ownership interest in FMI by achieving certain defined performance targets based on returns to API.

     Effective March 1997, DTR records its proportionate share (40% from March 1997 to September 1998 and 33% thereafter) of the net income or loss of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

     DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI, manages the subsidiaries of FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase or decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement. There is no stated contractual termination date in this agreement.

                                                   Two Months   Two Months
                           Year Ended  Year Ended     Ended        Ended
                          December 31, October 31, December 31, December 31,
                              1998         1997        1997        1996
  Revenues:
  FM Kazakhstan            $        0   $1,774,870   $      0   $809,511
  Equipment                   137,042      428,890    279,644       (287)
  X-Ray Tube                  303,900      264,030     67,200     37,800
    Total Sales               440,942    2,467,790    346,844    847,024

  Management Fee Income     1,281,322      802,492    190,548          0
  Other Revenues               28,359       39,761      1,215      8,249
    Total Revenues         $1,750,623   $3,310,043   $538,607   $855,273

  Cost of Sales:
  FM Kazakhstan            $        0   $  871,937   $      0   $503,042
  Equipment                   100,499      298,067    216,762      1,684
  X-Ray Tube                  260,950      228,445     57,600     32,900
    Total Cost of Sales    $  361,499   $1,398,449   $274,362   $537,626


Results of Operations

Revenues

     The Company generated total revenues of $1,750,623 and $3,310,043 for the years ended December 31, 1998 and October 31, 1997, and revenues of $538,607 and $855,273 for the two-months ended December 31, 1997 and 1996. This 47% and 37% respective decrease in revenues is primarily the result of the change from the consolidated method of reporting FoodMaster's revenues to reporting the FMI joint venture operating results under the equity method as discussed above. In addition, it reflects the new focus of DTR in managing the FMI joint venture.

     Sales for the years ended December 31, 1998 and October 31, 1997 totaled $440,942 and $2,467,790, respectively. Sales for the two months ended December 31, 1997 and 1996 totaled $346,844 and $847,024, respectively. Sales resulted from three areas within DTR - dairy operations of FoodMaster (until February 1997 only), equipment sales, and x-ray tube sales.

     After February 1997, the dairy operations of FoodMaster are no longer reported on a consolidated basis with DTR due to the transfer of FoodMaster to FMI. The dairy operations of FoodMaster are consolidated in the financial statements of FMI, and DTR recognizes its share of FMI's income or loss as equity in earnings (loss) of FMI joint venture in DTR's Statements of Operations. FoodMaster sales from November 1996 through February 1997 were $1,774,870 or 71.9% of DTR's total sales for the year ended October 31, 1997. FoodMaster sales from November 1996 through December 1996 were $809,511 or 95.6% of DTR's total sales for the two months ended December 31, 1996.

     For the years ended December 31, 1998 and October 31, 1997, sales of food packaging equipment were $137,042 (31.1%) and $428,890 (17.4%) of total sales, respectively. Sales of equipment occur primarily to subsidiaries of FMI throughout each year depending on the amount of new customers and growth among existing locations. Sales of food packaging equipment were $279,644 (80.6%) of total sales in the two months ended December 31, 1997. There were no sales of equipment in the final two months of 1996. Sales of equipment occur sporadically throughout the year and are not necessarily comparable by periods shorter than one year.

       Sales of x-ray tubes by SXD, Inc., DTR's 100% owned subsidiary, increased 15% to $303,900 in the year ended December 31, 1998 compared to sales of $264,030 for the year ended
October 31, 1997. The $39,870 increase occurred due to an increase in the quantity of shipments to repeat customers during 1998. In the two months ended December 31, 1997, sales of x-ray tubes were $67,200 compared to $37,800 in the two months ended December 31, 1996. The 78% increase occurred due to the timing and quantity of orders during this period in 1997.

     Management fee revenues (which have no profit margin) billed to FMI for services was $1,281,322, $190,548 and $802,492 for the year ended December 31, 1998, the two months ended December 31, 1997 and the year ended October 31, 1997, respectively, in accordance with its management agreement with FMI. The management fee began in March 1997. Therefore, the year ended October 31, 1997 only reflects eight months of management fee revenues. Management fees (which have no profit margin) are expected to increase with additional acquisitions by FMI. These acquisitions require additional management personnel, travel, training, and other resources.

Cost of Sales

      Cost of sales for the years ended December 31, 1998 and October 31, 1997 were $361,449 and $1,398,449, respectively.
Cost of sales for the two months ended December 31, 1997 and 1996 were $274,362 and $537,626, respectively. This 74% and 49% decrease in cost of sales is partly the result of the change from the consolidated method of reporting FoodMaster's revenues to reporting the FMI joint venture operating results under the equity method as discussed above, as well as other reasons noted below. Cost of sales reflects the cost of manufacturing the dairy products of FoodMaster for the final two months in 1996 through February 1997, and the cost of purchasing food packaging equipment and x-ray tubes.

     FoodMaster cost of sales was $871,937 or 49.1% of sales  for the  four-month period from November 1996 through  February  1997
during  the  year  ended October 31, 1997.   FoodMaster  incurred
$503,042 of this cost during the final two months of 1996.

     Cost of sales on equipment sales was $100,499 resulting in a gross profit of 26.7% for the year ended December 31, 1998 compared to a cost of $298,067 and gross profit of 30.5% for the year ended October 31, 1997. During the two-fiscal month period ended December 31, 1997, the Company recorded cost of $216,762 on sales of equipment resulting in a gross profit of $62,882 or 22.5%.

     X-ray tubes cost of sales were $260,950 and $228,445 for the years ended December 31, 1998 and October 31, 1997, respectively, and $57,600 and $32,900 during the two-month periods ended December 31, 1997 and 1996, respectively. Gross profit remained consistent with a 13% to 14% margin received on sales during all reported periods.

Selling, general and administrative

      Selling, general and administrative expenses for the year ended December 31, 1998 were $1,391,611 compared to $1,382,334 for the year ended October 31, 1997. FoodMaster comprised
$515,491 of the SG&A expense in 1997. Therefore, the Company's other SG&A expenses in 1997 excluding the FoodMaster operations were $866,843. The $524,768 increase in SG&A expenses excluding FoodMaster operations is the result of DTR hiring additional employees and consultants and increasing their travel to manage the dairy operations of FMI. However, these costs are offset by the management fees billed to FMI as discussed above under Revenues.

     Selling, general and administrative expenses for the two months ended December 31, 1997 were $206,004 compared to $329,119 for the two months ended December 31, 1996. During the two months of 1996, FoodMaster operations comprised $260,859 of the $329,119 SG&A expenses. Therefore, the Company's other SG&A expenses in 1996 excluding the FoodMaster operations was $68,260. The $137,744 increase in SG&A expenses excluding FoodMaster operations is the result of that mentioned above.


Discontinued Operations

      Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technologies, Inc., a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of 1996 and a note receivable totaling $765,000 payable over 30 months. A portion of these payments is personally guaranteed by the former employee, and is collateralized by 16,430 shares of DTR's common stock owned by the former employee. Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.


      Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received total payments of $200,000 during the year ended October 31, 1997. As a result, DTR recorded a gain on discontinued operations of $200,000 for the year ended October 31, 1997. This gain on the sale is presented as discontinued operations in the statements of operations.

     In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. The increase in the receivable balance was accounted for as an increase in deferred gain. In addition, the payment terms were revised to require two payments in 1998 with the final payment due on January 1, 1999.

     No payments were received during the year ended December 31, 1998 or during the two-month transition period ended December 31, 1997. Due to the buyer's deliquency in payment and the limited success of the business that was sold, management reduced the receivable and the related deferred gain recorded on its balance sheet by $280,000 at December 31, 1998. The remaining receivable balance of $200,000 is partially offset by a current deferred gain of $181,707 at December 31, 1998.


Liquidity and Capital Resources

Operating Activities

      DTR increased its cash used in operating activities to $181,069 during the year ended December 31, 1998 compared to cash used of $137,571 for the year ended October 31, 1997. The increase in cash used was primarily due to a reduction in operating income by approximately $525,000 offset by cash flows from reducing operating assets.

      DTR received $473,520 from operating activities in the final two months of 1997. This was achieved by receiving a net
$207,781 from FMI in payment for DTR's management fees and increasing payables by $180,168.

Investing Activities

     In the two months ended December 31, 1997, DTR's 100% owned subsidiary, SXD, Inc. used $500,000 of its cash to invest in an unsecured note receivable from an unaffiliated private company. This investment was returned in 1998 with approximately $199,000 in interest income. During the year ended December 31, 1998, SXD, Inc. loaned $600,000 to invest in an unsecured note receivable from another unaffiliated private company. SXD expects to receive this principal plus interest on its investment in the fourth quarter of 1999. DTR also purchased $21,945 in new software and equipment for its office in Minneapolis, MN in 1998. In addition, the Company received a $500,000 repayment on the note outstanding at December 31, 1997. During the year ended October 31, 1997, cash used in investing activities primarily related to purchases and sales of equipment by FoodMaster in the beginning of the year.

Financing Activities

      In the first quarter of 1998, options to purchase 15,000 shares of DTR's Common Stock were exercised for a purchase price of $1.50 per share. There were no financing activities during the two-month transition period ended December 31, 1997. During the year ended October 31, 1997, DTR's FoodMaster operations made principal payments of $8,900 on a $70,910 bank loan obtained in 1996. After this period, the FoodMaster cash flows were consolidated with FMI in accordance with the transfer discussed above.


Year 2000

     The Company has been addressing Year 2000 (Y2k) issues. Since the Company is not a direct manufacturer of products and since all of its assets are less than six years old, most of its exposure to the Y2k issue falls in the area of third parties.
All of the Company's information technology systems are Y2k compliant, but the Company is still determining the effect on non-information technology systems. The Company plans to be Y2k compliant by October 1999.

     The Company does not believe that the costs related to the Y2k issue will be greater than $25,000 due to the reasons stated above. The Company may use these funds for an outside consultant to provide an evaluation of its entire system.

     The most risk that the Company faces in its operations is that of the failure of third party vendors to be ready for the Y2k. The most direct risk could be a failure on the part of telecommunication companies, which would impede the daily communication between the Company and its subsidiaries. Indirectly, the subsidiaries could experience a failure to receive timely shipments of supplies which would result in a loss of an indeterminable amount of revenues.

     The Company is currently developing its contingency plan for the aforementioned risks. It expects to have this plan fully created by October 1999.

     In addition, the Company is currently developing a contingency plan for FMI and its subsidiaries. Based on a preliminary evaluation, the effects on the manufacturing operations are not fully determinable. However, the manufacturing subsidiaries have working generators that can support the operations in the event of power failures and all subsidiary computer operations are expected to be Y2k compliant by November 1999.

Adverse Foreign Economic and Currency Conditions

     Since August 1998, the countries of the fSU in which the subsidiaries of FMI operate have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company and the carrying value of its investment in the FMI joint venture. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. DTR is committed to working with FMI's subsidiaries to focus production on profitable products and to address working capital shortages as needed over the coming year. In July 1999, FMI sold 10% of its consolidated Kazakhstan operations for cash of $1.8 million and it converted $1.8 million of its loans to the Kazakhstan subsidiaries to equity so that its ownership would not be diluted. This cash infusion was used to pay DTR's management fees in 1999.

     Based on management's current projections for FMI and the receipt of the $6 million additional investment from API into FMI, the Company believes that the carrying value of its investment in FMI at December 31, 1998 is not permanently impaired and that DTR has sufficient working capital and liquidity to fund its current operations through the coming year. Management is continually looking for opportunities for growth.

ITEM  7.    FINANCIAL STATEMENTS - DEVELOPED TECHNOLOGY RESOURCE,
INC.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota

We have audited the accompanying balance sheet of Developed Technology Resource, Inc. (the Company) as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997. These financial statements are the responsibility of the Company's management. We did not audit the 1998 financial statements of S.A. Fabrica de brinzeturi din Soroca, S.A. Fabrica de produse lactate din Hancesti, and FoodMaster Kyiv, three partially-owned subsidiaries of FoodMaster International L.L.C. (FMI), a joint venture of the Company which is accounted for by the equity method. The Company's equity interest in these three FMI subsidiaries' net assets of approximately $650,000 at December 31, 1998 and net loss of approximately $102,000 for the year ended December 31, 1998 are included in the Company's accompanying financial statements.
Each of the financial statements of FMI's three partially-owned subsidiaries were audited by other auditors whose reports dated April 30, 1999, April 30, 1999 and April 16, 1999, respectively, included explanatory paragraphs disclosing that such financial statements were prepared assuming that each of the three partially-owned subsidiaries would continue as going concerns despite suffering losses, having accumulated deficits or current liabilities which exceed current assets at December 31, 1998 combined with the uncertainty due to the Year 2000 issue and the current economic environment in Moldova and Ukraine, respectively, all of which raise substantial doubt about each of
their ability to continue as a going concern.   The financial
statements for each of the three partially-owned subsidiaries of FMI which do not include any adjustments that might result from the outcome of these uncertainties, have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the Company's financial statements present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997 in conformity with generally accepted accounting principles.

The Company's accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements and in the reports of the other auditors as described above, there are significant uncertainties which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary as a result of these uncertainties.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
September 3, 1999

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                          BALANCE SHEET
                        December 31, 1998

                             ASSETS
Current Assets:
     Cash and cash equivalents                         $    5,412
     Receivables:
       Trade, net of allowance of $12,690                 129,169
       Sale of discontinued operations                    200,000
       FoodMaster International L.L.C. (FMI)              611,080
       Other                                                4,000
     Note receivable                                      600,000
     Prepaid and other current assets                     158,798
       Total current assets                             1,708,459

Furniture and Equipment, net                               43,794

Investment in FMI                                         991,699


                                                       $2,743,952

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                  $  241,458
     Accrued liabilities                                  163,761
     Deferred gain                                        187,065
       Total current liabilities                          592,284

Non-current Deferred Gain                                  33,627

Shareholders' Equity:
     Undesignated stock, $.01 par value, 1,666,667
       shares authorized, no shares issued or
       outstanding                                             --
     Common stock, $.01 par value, 3,333,334
       shares authorized, 805,820 shares issued
       and outstanding                                      8,058
     Additional paid-in capital                         5,956,323
     Accumulated deficit                               (3,846,340)
       Total shareholders' equity                       2,118,041

                                                       $2,743,952






       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                    STATEMENTS OF OPERATIONS

                                                   Two Months
                                      Year Ended     Ended     Year Ended
                                     December 31, December 31, October 31,
                                        1998          1997        1997
Revenues:
  Sales                               $   440,942  $ 346,844  $ 2,467,790
  Management  fees from FMI
   joint venture                        1,281,322    190,548      802,492
  Commissions and other income             28,359      1,215       39,761
                                        1,750,623    538,607    3,310,043
Cost and expenses:
  Cost of sales                           361,449    274,362    1,398,449
  Selling, general and administrative   1,391,611    206,004    1,382,334
                                        1,753,060    480,366    2,780,783

Operating (loss) income                    (2,437)    58,241      529,260

Other income:
  Interest income, net                    202,027     17,194       12,059
  Equity in (loss) earnings of FMI
   joint venture                         (386,088)   (25,672)      62,650

(Loss) income from continuing operations before
  income taxes and minority inte         (186,498)    49,763      603,969

Income tax expense                             --         --           --

(Loss) income from continuing operations
  before minority interest               (186,498)    49,763      603,969

Minority interest in earnings of FoodMaster    --         --      (93,553)

(Loss) income from continuing operations (186,498)    49,763      510,416

  Gain from discontinued operations            --         --      200,000

Net (Loss) Income                     $  (186,498) $  49,763  $   710,416


Continuing (Loss) Income per Common Share:
    Basic                             $     (0.23) $    0.06  $      0.64
    Diluted                           $     (0.23) $    0.05  $      0.58

Discontinued (Loss) Income per Common Share:
    Basic                             $        --  $      --  $      0.25
    Diluted                           $        --  $      --  $      0.23

Net (Loss) Income per Common Share:
    Basic                             $     (0.23) $    0.06  $      0.89
    Diluted                           $     (0.23) $    0.05  $      0.81

       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               STATEMENTS OF SHAREHOLDERS' EQUITY
     Years Ended December 31, 1998 and October 31, 1997 and
       Two-Month Transition Period Ended December 31, 1997

                                                Additional
                               Common Stock       Paid-in    Accumulated
                             Shares     Amount    Capital      Deficit        Total
Balance, October 31, 1996    839,010   $ 8,390  $ 5,347,851  $(4,420,021) $   936,220

     Redemption of shares
       in exchange for
       accounts receivable   (48,190)     (482)     (28,553)          --      (29,035)

     Net income                   --        --           --      710,416      710,416

Balance, October 31, 1997    790,820     7,908    5,319,298   (3,709,605)   1,617,601

     Net income                   --        --           --       49,763       49,763

Balance, December 31, 1997   790,820     7,908    5,319,298   (3,659,842)   1,667,364

     Exercise of options      15,000       150       22,350           --       22,500

     Sale of interest in FMI
       joint venture              --        --      614,675           --      614,675

     Net loss                     --        --           --     (186,498)    (186,498)

Balance, December 31, 1998   805,820  $  8,058  $ 5,956,323  $(3,846,340) $ 2,118,041
























       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                    STATEMENTS OF CASH FLOWS

                                                     Two Months
                                        Year Ended      Ended     Year Ended
                                        December 31, December 31, October 31,
                                            1998        1997          1997
OPERATING ACTIVITIES:
   Net (Loss) Income                    $  (186,498) $    49,763  $   710,416
   Adjustments to Reconcile Net
    Income to Cash Provided/(Used)
    by Operating Activities:
    Depreciation                             14,915        4,432       39,390
    Provision for doubtful accounts           2,182           --     (224,492)
    (Gain)loss on sale of furniture and
     equipment                                1,217        2,088       (2,541)
    Gain on sale of discontinued operations      --           --     (200,000)
    Minority interest in earnings of
     joint venture                               --           --       93,553
    Equity in loss (earnings) of FMI
     joint venture                          386,088       25,672      (62,650)
   Changes in Operating Assets and Liabilities,
    net of transfers to joint venture:
    Receivables                             (53,768)         135      212,826
    Receivable from FMI joint venture      (239,279)     207,782     (625,727)
    Inventories                                  --           --     (226,517)
    Prepaid and other current assets       (100,511)       4,694       40,570
    Accounts payable and accrued liabilities    (56)     180,168      220,894
    Deferred gains                           (5,359)      (1,214)     (68,417)
    Customer deposits                            --           --      (44,876)
    Net cash (used) provided by
     operating activities                  (181,069)     473,520     (137,571)

INVESTING ACTIVITIES:
   Proceeds from sale of furniture
    and equipment                             1,400           --       81,438
   Purchases of furniture and equipment     (21,945)        (435)    (294,751)
   Proceeds from note receivable            500,000           --           --
   Issuance of note receivable             (600,000)    (500,000)          --
   Deferred acquisition costs                    --           --       35,616
    Net cash used by investing activities  (120,545)    (500,435)    (177,697)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options   22,500           --           --
   Principal payments on note payable            --           --       (8,900)
    Net cash provided (used) by financing
     activities                              22,500           --       (8,900)

DECREASE IN CASH AND CASH EQUIVALENTS      (279,114)     (26,915)    (324,168)

CASH AND CASH EQUIVALENTS,
   Beginning of period                      284,526      311,441      635,609

CASH  AND  CASH  EQUIVALENTS,
   End of  period                       $     5,412  $   284,526  $   311,441







       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                  NOTES TO FINANCIAL STATEMENTS
     Years Ended December 31, 1998 and October 31, 1997 and
       Two-Month Transition Period Ended December 31, 1997

1.   Summary of Significant Accounting Policies
  Business
  Developed Technology Resource, Inc. (DTR or the Company) invests in and manages dairy and distribution operations in the countries of the former Soviet Union (fSU) through FoodMaster International L.L.C. (FMI), its joint venture with Agribusiness Partners International L.P. (API). In addition to managing FMI, DTR sells packaging equipment and manages the operations of its 100% owned subsidiary, SXD, Inc.

  During 1998, SXD, Inc. distributed X-ray tubes under DTR's exclusive agreement with a Russian manufacturer, issued unsecured short-term loans, and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed which had no reportable business activity during 1998 or 1997. The x-ray tube distribution agreement expired in March 1999 and the company is phasing out this operation during 1999.

  Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses in 1998 and carry an accumulated deficit at December 31, 1998. DTR is committed to working with FMI's subsidiaries to focus production on profitable products and to address working capital shortages as needed over the coming year.

  The year 2000 (Y2k) issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the Y2k date is processed. The effects of the Y2k issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Y2k issue affecting the Company, including those relating to the efforts of customers, suppliers, or other third parties, will be fully resolved. Due to the nature of the subsidiaries' equipment and relative compliance with Y2k in its computerized systems, no serious interruptions in production or financial processing are expected. The direct risks are those resulting from the general economic environment, and relationships with suppliers and customers.

  Change in Fiscal Year
  The Company changed its fiscal year end from October 31 to December 31 in order to correspond with the calendar year end of its subsidiaries and FMI joint ventures. As a result, the accompanying financial statements report the two-month transition period results from November 1, 1997 to December 31, 1997 in addition to the years ended December 31, 1998 and October 31, 1997.

  Basis of Presentation
  From 1995 through February 1997, the financial statements include the operations of DTR and FoodMaster Corporation (FoodMaster), DTR's 50% owned subsidiary in Almaty, Kazakhstan. All significant intercompany transactions and balances have been eliminated in consolidation. On March 3, 1997, DTR contributed its 50% ownership of FoodMaster to the FMI joint venture for a 40% ownership in FMI. Effective March 1997, DTR records its proportionate share of the net income or loss of FMI in the statements of operations as equity in earnings  of  FMI  joint venture under  the  equity  method  of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($2,873,726 at December 31, 1998, net of accumulated amortization) is being amortized to income over 15 years.

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

  Furniture and Equipment
  Furniture and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, primarily three to five years.

  Revenue Recognition
  Revenue is recognized upon shipment of products to customers and as services are provided to FMI under the management agreement.

  Net (Loss) Income per Common Share
  In  February  1997,  the Financial Accounting  Standards  Board
  (FASB)  issued  Statement  of  Financial  Accounting  Standards
  (FAS) No. 128, Earnings Per Share, which was required to be adopted by DTR in 1998. This statement also required any prior periods to be restated.

  Net  (loss) income per common share is computed by dividing net
  (loss) income by the weighted average number of common and common equivalent shares outstanding during the year. Under the new standard for calculating basic net income (loss) per share, the dilutive effect of stock options and warrants is eliminated. However, stock options and warrants are included in the calculation of diluted net income per share when the result is dilutive.

  Segment Reporting
  In June 1997, the FASB issued FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for years beginning after December 15, 1997. The Company evaluated this statement and determined that no additional disclosures about segments were necessary. The Company does not manage based on operating segments.

  Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

  Financial Instruments
  FAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998.

  The respective carrying value of financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, notes receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

  New Accounting Standards
  In June 1997, the FASB issued FAS No. 130, Reporting Comprehensive Income, which establishes standards for
  reporting   and  display  of  comprehensive  income   and   its
  components in a full set of general purpose financial statements. Comprehensive income includes all changes in shareholders' equity except those resulting from investments by and distributions to owners. FAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

  In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal quarters of all years beginning after June 15, 2000. The Company has not yet evaluated the full impact of adoption.

2.Ak-Bulak Option
  Effective August 1996, the Company obtained an option to purchase 80% of Ak-Bulak, an inactive company which owned the other 50% of the FoodMaster joint venture. To exercise the option, the Company agreed to pay certain pre-defined outstanding debts of Ak-Bulak and to make capital improvements to the dairy owned by FoodMaster. As of March 2, 1997, DTR had paid $171,774 in connection with the exercise of this option. On March 3, 1997, DTR contributed its 50% ownership in FoodMaster along with this option to the FMI joint venture. FMI repaid DTR for all but $14,045 of the costs paid through March 2, 1997 to exercise the option (See Note 3).

3.Investment in FoodMaster International L.L.C. (FMI)
  On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2), and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the Ak-Bulak option by FMI in March 1997 increased the ownership in FoodMaster to 90%. API agreed to contribute $6 million dollars which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU for a 60% interest in FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute up to an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 1998, API owned 67% and
  DTR owned 33% of FMI based on API's additional investment of $3.8 million. API contributed the remaining $2.2 million of the additional investment by April 1999 which reduced DTR's ownership to 30%. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire four additional subsidiaries. DTR has a right to earn a greater ownership interest in FMI by achieving certain defined performance targets based on returns to API.

  Effective March 1997, DTR records its proportionate share (40% from March 1997 to September 1998 and 33% thereafter) of the net loss or income of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

  DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase or decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement. There is no stated contractual termination date in this agreement. The Company recorded management fee revenue of $1,281,322, $190,548 and $802,492 for the year ended December 31, 1998, the two months ended December 31, 1997 and the year ended October 31, 1997, respectively, in accordance with its management agreement with FMI.

  Summarized financial information from the audited financial statements of FMI accounted for on the equity method is as follows:


                                                       December 31, 1998
  Current assets                                           $5,991,784
  Total assets                                             17,289,249
  Current liabilities                                      4,212,351
  Noncurrent liabilities                                   1,363,486
  Joint-venture equity                                     11,713,412
  DTR's 33% share of FMI 's equity                         3,865,426
  DTR's negative goodwill                                  (2,873,727)
  DTR's carrying value of FMI's equity                      991,699

                                                  Two Months   Eight Months
                                     Year Ended     Ended         Ended
                                     December 31, December 31,  October 31,
                                        1998         1997          1997
  Sales                              $20,366,221  $ 1,419,478  $ 6,784,384
  Gross profit                         5,271,770     (142,061)   2,504,523
  Net loss                            (1,724,330)    (155,121)    (207,138)
  DTR's share of FMI's loss before
   amortization of DTR's negative
   goodwill                             (604,345)     (62,048)     (82,855)
  DTR's share of equity in loss of
   FMI joint venture after
   amortization of negative goodwill    (386,088)     (25,672)      62,650

4.Note Receivable
  On December 3, 1998, SXD made a loan and received a $600,000, unsecured, convertible promissory note with an unrelated third party. All principal together with accrued interest of 8% per annum was due and payable on March 15, 1999. This note has been extended to November 30, 1999 to allow the debtor additional time to raise funds and repay the note.

5.Furniture and Equipment
  Furniture and equipment are summarized as follows:
                               Estimated
                              Useful Life
  Software                      5 years               $   10,512
  Furniture & equipment         5 years                  120,493
  Leasehold improvements        5 years                    4,982
                                                         135,987
  Less accumulated depreciation                           92,193
  Furniture and equipment, net                         $  43,794

6.Discontinued Operations
  Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technology, a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of 1996 and a note receivable totaling $765,000 payable over 30 months. A portion of these payments is personally guaranteed by the former employee, and is collateralized by his ownership of 16,430 shares of DTR's common stock. Additional contingent payments may also be received based on future performance. DTR retained the right to pursue airport security management contracts.

  Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale has been deferred and will be recognized as payments are received. DTR received total payments of $200,000 during the year ended October 31, 1997. As a result, DTR recorded a gain on discontinued operations of $200,000 for the year ended October 31, 1997. This gain on the sale is presented as discontinued operations in the statements of operations.

  In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. The increase in the receivable balance was accounted for as an increase in deferred gain. In addition, the payment terms were revised to require two payments in 1998 with the final payment due on January 1, 1999.

  No payments were received subsequent to January 1, 1999, during the year ended December 31, 1998 or during the two-month transition period ended December 31, 1997. Due to the buyer's deliquency in payment and the limited success of the business that was sold, management reduced the receivable and the related deferred gain recorded on its balance sheet by $280,000 at December 31, 1998. The remaining balance of $200,000 is still recorded as a receivable and is offset by a $181,707 deferred gain at December 31, 1998.

7.Commitments & Contingencies
  Leases
  The  Company  leases its office facilities  under  a  five-year operating  lease that expires on April 30, 2002.  The following
  schedule   sets  forth  the  future  minimum  rental   payments
  required under the operating lease:

                         Year Ending                    Operating
                         December 31,                     Leases
                             1999                         18,919
                             2000                         19,423
                             2001                         19,928
                             2002                         10,090
                                                        $ 86,774

  Rent expense was $66,911, $8,059, and $25,500 for the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997, respectively. Rent expense exceeds the amount shown in the above operating lease commitments due to apartment rentals for ex-pat employees on a month-to-month basis. These rental fees are charged back to FMI through the management fee each month.

8.Stock Options and Warrants
  Under the Company's 1992 Stock Option Plan (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and non-employees. Options granted to employees generally vest over a five year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees vest equally over one year after the date of grant and are exercisable for ten years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares.

  On  November 6, 1997, the Board of Directors adopted  the  1997
  Outside  Directors  Stock  Option Plan,  superseding  the  1993
  Outside Directors Stock Option Plan. Under the terms of this plan, the Company reserved 100,000 shares of common stock for issuance to outside directors as compensation for their services as board members. In exchange for the surrender of all stock options previously granted to the outside directors, the Board granted stock options under the new plan for 15,000 shares of common stock at an exercise price of $1.50 per share to the current outside directors. Options for the purchase of shares are issued to the directors each year upon their election at the annual shareholders meeting and vest quarterly throughout the year. The number of options granted each year is determined by the Board of Directors and the option price will be set as the average between the bid and ask prices of the Company's Common Stock on the date of issuance.

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

  FAS No. 123, Accounting for Stock Based Compensation, requires the Company to provide pro- forma information regarding net income and per share amounts as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed by FAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

                                                Two Months
                                 Year Ended        Ended        Year Ended
                                December 31,    December 31,    October 31,
                                   1998            1997            1997
  Dividend Yield                   None            None            None
  Volatility                  105.5 - 115.3%  119.4 - 132.8%  102.6 - 120.8%
  Risk Free Interest Rate      5.8% - 5.9%     5.6% - 5.7%          6%
  Expected Lives in Months       30 - 120         3 - 30         18 - 120

  Had compensation costs been determined based on the fair value of options at their grant dates in accordance with FAS No.
  123, the Company would have shown the following effect:

  Decrease in Net Income       $  122,000     $   33,150      $   98,567
  Decrease in EPS Basic              0.15           0.04            0.12
  Decrease in EPS Diluted            0.10           0.03            0.11

  The following table summarizes the information about the Company's warrant and stock option activity for the year ended
  December  31,  1998,  the  two-month  transition  period  ended
  December 31, 1997 and the year ended December 31, 1997:

                                                  Outside            Weighted-
                          1992 Stock Option Plan Directors            Average
                                       Employee Stock Option          Exercise
                              Warrants  Options     Plan     Total  Price/Share
  Balance, October 31, 1996    46,667   542,416    10,001   599,084    $ 2.90

  Cancelled/expired/
    or surrendered            (18,334)  (17,416)   (3,333)  (39,083)   $11.84

  Granted                          --    85,000     3,334    88,334    $ 1.23

  Balance, October 31, 1997    28,333   610,000    10,002   648,335    $ 2.22

  Surrendered                      --        --   (10,002)  (10,002)   $ 2.07

  Granted                          --        --    30,000    30,000    $ 1.50

  Balance, December 31, 1997   28,333   610,000    30,000   668,333    $ 2.19

  Expired                     (28,333)   (6,667)       --   (35,000)   $18.14

  Exercised                        --        --   (15,000)  (15,000)   $ 1.50

  Granted                          --    35,000    10,000    45,000    $ 2.85

  Balance, December 31, 1998       --   638,333    25,000   663,333    $ 1.41

  Exercisable, December 31, 1998   --   235,333    25,000   260,333    $ 1.50

  The following table summarizes information about the Company's stock plans at December 31, 1998:

                          Options Outstanding      Options Exercisable
                               Weighted-  Weighted-            Weighted-
                      Number    Average    Average   Number     Average
      Range of     Outstanding Remaining  Exercise Exercisable  Exercise
  Exercise Price   at 12/31/98 Life (years) Price  at 12/31/98   Price

  $1.19 to $1.50     600,000      7.33      $1.23     232,000       $1.24
  $2.75 to $3.125     58,333      5.04       2.88      23,333        3.00
  $6.75                5,000       .41       6.75       5,000        6.75
                     663,333                          260,333

9.Stock Redemption
  In  December 1996, 48,190 shares of common stock were  redeemed
  in   exchange  for  the  satisfaction  of  a  $29,035   account
  receivable owed by a former employee.

10.Income Taxes
  The Company utilizes the liability method of accounting for income taxes as set forth in FAS No. 109, Accounting for Income Taxes. FAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

  Deferred income tax assets and liabilities were as follows:

                                                                 December 31,
                                                                     1998
  Deferred tax asset                                             $1,060,000
  Deferred tax liabilities                                           (6,500)
  Valuation allowance                                            (1,053,500)
                                                                         --

  Deferred income tax assets and liabilities consist primarily of net operating loss (NOL) carryforwards and the allowance for doubtful accounts, and differences between the financial and tax basis of furniture and equipment, respectively.

  At December 31, 1998, the Company had NOL carryforwards of approximately $2,932,000 for income tax purposes. The NOL carryforwards expire in years 2007 through 2011 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the financial statements since realization is not reasonably assured.

  The Company intends to permanently reinvest the earnings of FMI. Therefore, no U.S. deferred income taxes are provided on these earnings.

11.Earnings Per Share
  In 1998, the Company adopted FAS No. 128, Earnings per Share. Earnings per share (EPS) amounts presented for 1997 have been restated for the adoption of FAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                     Two Months
                                        Year Ended      Ended      Year Ended
                                       December 31,  December 31,  October 31,
                                           1998          1997         1997
  Basic Earnings Per Common Share:
  Income from continuing operations    $  (186,498)  $    49,763  $   510,416

  Gain from discontinued operations    $        --   $        --  $   200,000

  Net income                           $  (186,498)  $    49,763  $   710,416

  Average shares outstanding               805,615       790,820      795,969

  Basic EPS on continuing operations   $     (0.23)  $      0.06  $      0.64

  Basic EPS on discontinued operations $        --   $        --  $      0.25

  Basic EPS on net income              $     (0.23)  $      0.06  $      0.89


  Diluted Earnings Per Common Share:
  Income from continuing operations    $  (186,498)  $    49,763  $   510,416

  Gain from discontinued operations    $        --   $        --  $   200,000

  Net income                           $  (186,498)  $    49,763  $   710,416

  Average shares outstanding               805,615       790,820      795,969
  Shares issued from the assumed
    exercise of stock options                   --       615,000      588,334
  Shares assumed to be repurchased
    with proceeds from exercise                 --      (332,055)    (509,772)

     Total                                 805,615     1,073,765      874,531


  Diluted EPS on continuing operations            $   (0.23)     $    0.05 $    0.58

  Diluted EPS on discontinued operations               $    .--  $    .--  $    0.23

  Diluted EPS on net income             $   (0.23)     $    0.05 $    0.81

  The assumed exercise of common stock equivalents (658,333 shares) have not been included in the computation of diluted earnings per common share for the year ended December 31, 1998 as their effect would be antidilutive.

12.Related Party Transactions
  During 1998, DTR sold a packaging machine and inventory items to FMI for $118,130 and $16,294, respectively. The cost of these items were $82,592 and $17,907 respectively. During the two-month transition period ended December 31, 1997, DTR sold one packaging machine to FMI for $139,822 with a cost of $106,802. There were no related party transactions in the year ended October 31, 1997.

13.Economic Dependence
  For the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997, the Company had two customers which comprised 100% of its x-ray tube sales of $303,900, $67,200 and $264,030, respectively. In addition, the Company had one supplier for these x-ray tubes. Purchases from this supplier totaled $260,950, $57,600 and $228,445 for the year ended December 31,
  1998, the two-month transition period ended December 31, 1997 and the year ended October 31, 1997, respectively. Sales to related parties comprised 30.5% at $134,424 and 40.3% at $139,822 of total sales for the year ended December 31, 1998 and the two-month transition period ended December 31, 1997, respectively. There were no sales to related parties during the year ended October 31, 1997. For the year ended December 31, 1998 and the two-month transition period ended December 31, 1997, the Company had two non-related customers which comprised 68.9% and 52.8% of total sales. During the year ended October 31, 1997, there was only one non-related customer who accounted for total sales of greater than 10% at 12.9%. Sales to these non-related parties totaled $303,900, $183,022 and $318,125 during these respective periods.

14.Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  For the year ended December 31, 1998, the Company reduced the deferred gain and corresponding receivable from the sale of discontinued operations by $280,000 as discussed in Note 6. In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. As a result, DTR recorded a $614,675 increase in the value of its investment for the cash contributed by API to FMI through December 31, 1998 in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital in December 1998.

  For  the  year ended October 31, 1997, the Company  contributed
  $626,917 in net assets of its FoodMaster joint venture to FoodMaster International L.L.C. (FMI) for its 40% interest as discussed in Note 3. In addition, the Company redeemed 48,190 shares of common stock in exchange for the satisfaction of a $29,035 account receivable as discussed in Note 9. Finally, the Company increased the deferred gain and a corresponding receivable from the sale of discontinued operations by $40,000 for additional interest due to DTR as discussed in Note 6.

  The  non-cash  effects of these transactions have been  removed from  the appropriate categories in the operating and investing section of the Company's Statements of Cash Flows for the  year ended December 31, 1998 and 1997.
                                                   Two Months
                                      Year Ended      Ended      Year Ended
                                     December 31,  December 31,  October 31,
  Supplemental cash flow information:   1998          1997          1997
  Cash paid for:
  Interest                             $  2,110    $      --     $      --

15. Subsequent Events
  In April 1999, DTR purchased a 67% ownership interest in Savory Snacks LLC for $123,305. This Wisconsin based company manages snack food companies in the former Soviet Union.

  In   April  1999,  API  completed  its  additional  $6  million contribution to the FMI joint venture bringing DTR's ownership in FMI to 30%.

  In July 1999, FMI sold 10% of its consolidated Kazakhstan operations for cash of $1.8 million and it converted $1.8 million of its loans to the Kazakhstan subsidiaries to equity so that its ownership would not be diluted. This cash infusion was used to pay DTR's management fees in 1999.

ITEM  8.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 23, 1997, Developed Technology Resource, Inc. dismissed Lurie, Besikof, Lapidus & Co., LLP, the principal accountant previously engaged to audit the registrant's financial statements for the year ended October 31, 1996, as its independent accountant. Lurie, Besikof, Lapidus & Co., LLP's reports on the financial statements for the year ended October 31, 1996 do not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. In connection with the audit for the year ended October 31, 1996 and through December 23, 1997, there have been no disagreements with Lurie, Besikof, Lapidus & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lurie, Besikof, Lapidus & Co., LLP would have caused them to make reference thereto in their report on the financial statements for such period. The decision to change accountants has been approved by the Board of Directors of the registrant.

     On December 23, 1997, Deloitte & Touche LLP was appointed as the registrant's new independent accountant to audit the registrant's financial statements. The registrant did not, prior to engaging the new accountant, consult with the new accountant regarding the application of accounting principles to a specific or contemplated transaction or regarding the type of audit opinion that might be rendered on the registrant's financial statements.



                            PART III

ITEM 9    DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

The following table sets forth the current and proposed directors and executive officers of the Company, their ages and positions with the company as of August 9, 1999:


          Name                Age            Position

 Peter L. Hauser(1)(2)        58       Director

 Roger W. Schnobrich(1)(2)    69       Director

 John P. Hupp                 40       Director, President

 LeAnn H. Davis               29       Chief Financial Officer,
                                       Corporate Secretary


(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.


     Pursuant to an Underwriting Agreement dated April 23, 1993, between the Company and Equity Securities Trading Co., Inc. ("Equity Securities") in connection with the Company's initial public offering, the Company granted Equity Securities the right until April 1998 to nominate one member who is reasonably satisfactory to the Company for election to the Company's Board of Directors. Equity Securities never exercised this right to nominate a member to the board for this election.

      Each  nominee,  if  elected, will serve  until  the  Annual
Meeting of Shareholders in the year 2000 and until a successor has been elected and duly qualified or until the director's earlier resignation or removal.

      Mr. Hauser has been a director of the Company since October
1993.  Since  1977,  he  has been employed by  Equity  Securities
Trading Co., Inc., a Minneapolis-based brokerage firm, and is currently a vice president and principal.

      Mr. Schnobrich has been a director of the Company since October 1993. He is a partner with Hinshaw & Culbertson, a Minneapolis law firm which serves as legal counsel to the Company. Until 1997, he was an owner and attorney with Popham, Haik, Schnobrich & Kaufman, Ltd., a Minneapolis-based law firm which he co-founded in 1960. He also serves as a director of Rochester Medical Corporation, a company that develops, manufactures and markets improved, latex free, disposable urological catheters.

     Mr. Hupp has been the Company's President since June 1995, and a director since April 1996. He was Corporate Secretary from July 1994 until September 1997, and was Director of Legal Affairs from July 1993 to June 1995. From June 1992 until June 1993, Mr. Hupp was President of Magellan International Ltd., which marketed on-line and hard copy information for a Russian information company. From March to June 1992, he served as Of Counsel for the law firm of Hale & Dorr, establishing the firm's Moscow office. His work included negotiating and establishing joint ventures for clients. From September 1990 to January 1992, Mr. Hupp was Senior Project Manager and Corporate Counsel with Management Partnership International, Ltd. (MPI). Prior to his work at MPI, Mr. Hupp was a trial lawyer for the firm of Bollinger & Ruberry and Pretzel & Stouffer in Chicago for six years. Mr. Hupp received a J.D. Degree from the University of Illinois College of Law and B.A. degrees in Russian Area Studies and Political Science. Mr. Hupp has intensive language training from the Leningrad State University in St. Petersburg, Russia.

      LeAnn H. Davis, CPA was employed by the Company as the Controller on July 7, 1997 and on September 25, 1997 was named Chief Financial Officer and Corporate Secretary. Prior to joining the Company, Ms. Davis worked as CFO of Galaxy Foods Company in Orlando, Florida from December 1995 to June 1997. From 1994 to 1995, she was a senior auditor for Coopers and Lybrand LLP in Orlando, FL. From 1992 to 1994, she worked for the local public accounting firm of Pricher and Company in Orlando as a senior auditor and tax accountant. Prior to 1992, Ms. Davis worked for Arthur Andersen LLP as a staff auditor. Ms. Davis obtained a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990, and a Masters in Accounting from Florida State University, Tallahassee, Florida in August 1991.



ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash and noncash compensation for year ended December 31, 1998, the two-month transition period ended December 31, 1997, and the years ended October 31, 1997 and 1996 awarded to or earned by the Chief Executive Officer:

                              Summary Compensation Table

                              Annual Compensation            Long-Term
                    Fiscal                  Other Annual   Compensation
                     Year  Salary   Bonus  Compensation   Awards/Options
Name and Principal  Ended    ($)     ($)        ($)            (#)
  Position
John P. Hupp,        1998   $95,000 $16,000    none            none
President(1)       2-month
                     1997   $15,000   none     none            none
                     1997   $87,500   none     none            none
                     1996   $75,000   none     none         250,000(2)



(1)Mr. Hupp became President on June 16, 1995. Beginning June 15, 1993, as the Company's Director of Legal Affairs, Mr. Hupp began to receive a full-time salary of $5,000 per month. Effective June 16, 1995, upon assuming the position of President, his salary was increased to $6,250 per month. Effective January 1997, his salary was increased to $7,500 per month; and effective October 1998, his salary was increased to $9,167 per month.

(2)Under the Amendment dated September 30, 1996 to the 1992 Stock Option Plan, Mr. Hupp was issued an option to purchase 250,000 shares at an exercise price of $1.22. This amendment was approved by the shareholders at the 1996 Annual Meeting.

Aggregated  Option  Exercises: Last Fiscal  Year  and  Fiscal  Year-End
Option Values

      The following table summarizes for the named executive officers the number of stock options exercised during the year ended December 31, 1998, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 1998 and the aggregate dollar value of in-the-money unexercised options held at December 31, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of Unexercised In-the-Money Options at year-end is the difference between its exercise price and the fair market value of the underlying stock on December 31, 1998 which was $3.34 per share.

Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values

                                          Number of            Value of Unexercised
                Shares                 Unexercised           In-the-Money Options
Name and       Acquired                 Options at                      at
Principal         on       Value     December 31, 1998(#)      December 31, 1998 ($)
Position       Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
John P. Hupp(1), None      None      101,667      150,000     $212,000      $318,000
President

   (1) Includes 250,000 options granted under September 30,1996 employment agreement.

Employment Agreements

      Mr. Hupp's original employment agreement dated June 1, 1995 was  amended on September 30, 1996 and then amended and  restated
on  October  1, 1998.  The new employment agreement provides  for compensation of $110,000 per year and standard employee  benefits
during  the  employment  term expiring September  30,  2001.   In
addition,  Mr.  Hupp  or his successors will receive  salary  and benefits for a twelve month period upon total death or disability of  Mr.  Hupp or if the Company terminates the Agreement  without
cause.   Under terms of the Agreement, Mr. Hupp will  devote  his
best  efforts  to the performance of his duties,  and  agrees  to certain restrictions related to participation in activities  felt to conflict with the best interests of the Company.


Compensation of Directors

      No director who is also an employee of the Company received any additional compensation for services as a director.

      The  non-employee directors of the Company include  Messrs.
Hauser   and  Schnobrich.  During  1998,  non-employee  directors
received no cash compensation for their services as a director or committee  member. Mr. Schnobrich is an attorney with  Hinshaw  &
Culbertson,  which  serves as counsel for the Company  and  which receives payment of legal fees for such services.

      It is the Company's intention to issue to each outside director an option for 5,000 shares of the Company's Common Stock each year under terms of the 1997 Outside Director's Stock Option
Plan upon their election to the Board at the Company's annual meeting. The option will vest equally over the calendar year.

     Options  granted  under  the 1997  Outside  Directors  Stock
Option Plan are not intended to and do not qualify as incentive stock options as described in Section 422 of the Internal Revenue
Code.



ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

           The  following table contains information as of August
9,  1999,  concerning the beneficial ownership of  the  Company's
Common Stock by persons known to the Company to beneficially own more than 5% of the Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted. The number of shares reported as beneficially owned by each person as of August 9, 1999, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

     Name and Address of      Amount and Nature        Percentage
      Beneficial Owner        of Beneficial Owner       Owned(A)

 Vladimir Drits                   71,835 (1)               6.9%
 11901 Meadow Lane West
 Minnetonka, MN  55305

 Erlan Sagadiev                  103,000 (2)              10.0%
 7300 Metro Blvd, Suite 550
 Edina, MN  55439


 Roger W. Schnobrich (B)          35,700 (3)               3.5%
 222 South Ninth Street
 Suite 3200
 Minneapolis, MN  55402


 John P. Hupp (B),(C)            104,300 (4)              10.1%
 7300 Metro Blvd, Suite 550
 Edina, MN  55439

 Peter L. Hauser (B)              41,000 (5)               4.0%
 2820 IDS Tower
 Minneapolis, MN  55402

 Beneficial Owners of 5% or      355,835                  34.5%
 more, Officers and
 Directors as a group

 All current directors and       181,000                  17.6%
 officers as a group
 (3 people)


(A) The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common
 Stock is 1,030,820 shares. Does not assume the exercise of any other options or warrants.

(B)   Designates a Director of the Company.

(C)   Designates an Executive Officer of the Company.

(1) Includes 23,335 shares of Common Stock gifted by Mr. Drits to his spouse and children.

(2)  Includes  presently exercisable options for the purchase  of
     100,000 shares at $1.22 per share and 1,667 shares at  $6.75 issued  under terms of the 1992 Stock Option Plan as Amended
     September 30, 1996.

(3) Includes presently exercisable options for the purchase of 15,000 shares at $1.50 per share and 5,000 shares at $3.00 issued under the terms of the 1997 Outside Directors Stock Option Plan.

(4)  Includes  presently exercisable options for the purchase  of
     100,000 shares at $1.22 per share and 1,667 shares at  $6.75 issued  under terms of the 1992 Stock Option Plan as Amended
     September 30, 1996.

(5)  Includes  6,000  shares held in IRA for the benefit  of  Mr.
     Hauser. Includes presently exercisable options for the purchase of 5,000 shares at $3.00 issued under the terms of the 1997
     Outside Directors Stock Option Plan.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          The  following Exhibits are filed as part of this  Form
          10-KSB:

          No.  Exhibit Description
          3.1   Articles  of Incorporation of the  Company  dated
                November 11, 1991(1)

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

          10.3 Contract for Fiduciary Management of State Shares of the Open Type Joint Stock Company, Ak-Bulak with their Subsequent Buy-out Option (4)

          10.4 1992 Stock Option Plan as amended and restated effective September 30, 1996(8)

          10.5   Form of Stock Option Agreement(1)

          10.6   Limited Liability Company Agreement of FoodMaster
                 International L.L.C. as amended and restated  September
                 11, 1998(9)

          10.7   FoodMaster  International L.L.C.  Share  Transfer
                 Agreement dated March 3, 1997(6)

          10.8   FoodMaster  International L.L.C.  Bill  of  Sale,
                 Assignment  and  Assumption Agreement  dated  March  3,
                 1997(6)

          10.9   Management Agreement between DTR  and  FoodMaster
                 International L.L.C. as amended and restated  September
                 11, 1998(9)


          10.12  Form  of  Assignment of  Financial  Advisory
                 Agreement from the Company to FAI Limited Partnership effective January 31, 1993(1)

          10.13  Employment Agreement between DTR  and  Erlan
                 Sagadiev effective September 30, 1996(6)

          10.14  Employment Agreement between  DTR  and  John
                 Hupp   effective  October  1,  1998  as   amended   and
                 restated(9)

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

          10.44  Developed  Technology  Resource,  Inc.  1997
                 Outside  Directors Stock Option Plan effective November
                 1, 1997(7)

          10.45  Amendment  to Asset Sale Agreement  (Exhibit
                 10.1) dated August 20, 1997 (7)

          21.1   Subsidiaries  of  Developed Technology  Resource,
                 Inc. as amended(10)

          23.1   Consent of KPMG Moldova(10)

          23.2   Consent of KPMG Moldova(10)

          23.3   Consent of KPMG Ukraine(10)

          27     Financial Data Schedule(10)


          99.1 KPMG Auditors' Report on S.A. Fabrica de brinzeturi din Soroca dated April 30, 1999(10)

          99.2 KPMG Auditors' Report on S.A. Fabrica de produse lactate din Hancesti dated April 30, 1999(10)

          99.3   KPMG Auditors' Report on FoodMaster Kyiv dated
                 April 16, 1999(10)


(1)Incorporated by reference to the same exhibit number included in the Company's registration statement on Form SB-2, as Amended, filed with the Commission as file number 33-58626C in 1993.

(2)Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1993.

(3)Incorporated  by  reference  to  exhibit  numbers  1A  and  3A
   included   in  the  Company's  Form  8-A/A  filed   with   the
   Commission on December 12, 1995.

(4)Incorporated by reference to exhibit number 10 included in the Company's Quarterly Report on Form 10-QSB for the third fiscal quarter ended July 31, 1996.

(5)Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1995.

(6)Incorporated by reference to exhibit numbers 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 included in the Company's
   Quarterly Report on Form 10-QSB filed with the Commission for the first fiscal quarter ended January 31, 1997.

(7)Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1997.

(8)Incorporated by reference to the same exhibit number included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the first fiscal quarter ended January 31, 1998.

(9)Incorporated by reference to the same exhibit number included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the third calendar quarter ended September
   30, 1998.

(10)Filed herewith.



                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                   DEVELOPED TECHNOLOGY RESOURCE,
INC.

Date:          September 3, 1999   By        /s/ John P. Hupp
                                            ___________________________
                                   Name:      John P. Hupp
                                   Title:     President


Date:          September 3, 1999   By       /s/ LeAnn H. Davis
                                           ____________________________
                                   Name:     LeAnn H. Davis, CPA
                                   Title:    Chief  Financial Officer
                                            (Principal  Financial  &
                                             Accounting Officer)


