Form 10QSB
period 1999-03-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1999-11-02
CIK 890725

19


                           FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


                Commission File Number:  0-21394



               Developed Technology Resource, Inc.
       (Exact name of issuer as specified in its charter)



          Minnesota                          41-1713474
    State of Incorporation     I.R.S. Employer Identification No.


                 7300 Metro Boulevard, Suite 550
                     Edina, Minnesota  55439
              Address of Principal Executive Office


                         (612) 820-0022
                    Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No       X

As of October 29, 1999, there were 805,820 shares of the issuer's
Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

              For the Quarter Ended March 31, 1999


                                                   Page No.

PART   I. FINANCIAL INFORMATION

     Item 1.        Condensed Unaudited Financial Statements
               Condensed Balance Sheets                    3
               Condensed Statements of Operations          4
               Condensed Statements of Cash Flows          5
               Notes to Condensed Financial Statements     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations        10


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Shareholders 13

     Item 6.   Exhibits and Reports on Form 8-K           13


SIGNATURES                                                17

ITEM  1.  CONDENSED UNAUDITED FINANCIAL STATEMENTS

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                     CONDENSED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                                          March 31,    December 31,
                                           1999           1998
Current Assets:
     Cash and cash equivalents          $   25,598     $    5,412
     Receivables:
       Trade, net                           50,569        129,169
       Sale of discontinued operations     200,000        200,000
       FoodMaster International LLC(FMI)   495,854        611,080
       Other                                16,000          4,000
     Note receivable                       600,000        600,000
     Prepaid and other current assets      184,090        158,798
       Total current assets              1,572,111      1,708,459

Furniture and Equipment, net                39,669         43,794

Investment in FMI                          996,786        991,699

                                        $2,608,566     $2,743,952



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $  161,266     $  241,458
     Accrued liabilities                    96,762        163,761
     Deferred gain short-term              187,065        187,065
       Total current liabilities           445,093        592,284

Non-current Deferred Gain                   32,305         33,627
       Total liabilities                   477,398        625,911

Commitments and Contingencies                   --             --

Shareholders' Equity:
     Common stock                            8,058          8,058
     Additional paid-in capital          6,114,920      5,956,323
     Accumulated deficit                (3,991,810)    (3,846,340)
       Total shareholders' equity        2,131,168      2,118,041

                                        $2,608,566     $2,743,952



  See accompanying notes to the condensed financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

                                                1999           1998
Revenues:
   Sales                                    $   48,900     $    24,818
   Management  fees  from FMI joint venture    313,210         293,832
   Commissions and other income                  1,322           1,322
                                               363,432         319,972
Cost and Expenses:
  Cost of sales                                 41,450          19,100
  Selling,  general and administrative         324,888         320,529
                                               366,338         339,629

Operating Loss                                  (2,906)        (19,657)

Other Income(Loss):
  Interest income, net                          10,946          77,983
  Equity in (loss)earnings of FMI
    joint venture                             (153,510)         42,373

Net Income (Loss)                            $(145,470)     $  100,699




Net Income (Loss) per Common Share:
  Basic                                      $   (0.18)     $     0.13

  Diluted                                    $   (0.18)     $     0.09





  See accompanying notes to the condensed financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

                                           1999           1998
OPERATING ACTIVITIES:
     Net Income (Loss)                  $ (145,470)    $  100,699
     Adjustments to Reconcile Net Income (Loss)
       to Cash Provided(Used) by Operating Activities:
       Depreciation                          2,811          4,385
       Loss on sale of furniture and
         equipment                              --             --
       Equity in loss(earnings) of FMI
         joint venture                     153,510        (42,373)
     Changes in Operating Assets and Liabilities:
       Receivables                          66,600         60,218
       Receivable from FMI joint venture   115,226        (24,117)
Prepaid and other current assets           (25,292)       (93,211)
       Accounts payable and accrued
         liabilities                      (147,191)      (207,111)
       Deferred gains                       (1,322)        (1,322)
       Net cash provided(used) by
         operating activities               18,872       (202,832)

INVESTING ACTIVITIES:
     Proceeds from sale of furniture
        and equipment                        1,740             --
     Purchases of furniture and equipment     (426)       (15,015)
       Net cash provided(used) by
         investing activities                1,314        (15,015)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock
       options                                  --         22,500
       Net cash provided by financing
         activities                             --         22,500

INCREASE(DECREASE) IN CASH AND CASH
     EQUIVALENTS                            20,186       (195,347)

CASH AND CASH EQUIVALENTS, Beginning
     of Period                               5,412        284,526

CASH AND CASH EQUIVALENTS, End
     of Period                          $   25,598     $   89,179










  See accompanying notes to the condensed financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
  Business
  Developed Technology Resource, Inc. (DTR or the Company) invests in and manages dairy and distribution operations in three countries of the former Soviet Union (fSU) through FoodMaster International L.L.C. (FMI), its joint venture with Agribusiness Partners International L.P. (API). In addition to managing FMI, DTR sells packaging equipment and manages the operations of its 100% owned subsidiary, SXD, Inc.

  During 1998, SXD, Inc. distributed X-ray tubes under DTR's exclusive agreement with a Russian manufacturer, issued unsecured short-term loans, and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed which had no reportable business activity during 1999 or 1998. The x-ray tube distribution agreement expired in March 1999 and the Company is phasing out this operation during 1999.

  Basis of Presentation
  The interim financial statements of Developed Technology Resource, Inc. (DTR) are unaudited, but in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position, as well as, the results of operations and cash flows for the periods presented.

  The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Company's Annual Report and Notes thereto on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

  Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. These countries have had a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses in 1998 and 1999 from foreign currency translation losses as a result of hyperinflationary accounting for foreign currency translation. As a result, several of these subsidiaries carry an accumulated deficit at March 31, 1999. DTR is committed to working with FMI's subsidiaries to focus production on profitable products and to address working capital shortages as needed over the coming year. Working capital shortages will be funded through loans from FMI, loans from third parties or through the sale of equity.

  The year 2000 (Y2k) issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the Y2k date is processed. The effects of the Y2k issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Y2k issue affecting the Company, including those relating to the efforts of customers, suppliers, or other third parties, will be fully resolved. DTR completed its Y2k review on its own operations in June 1999. At this time, all systems were completely Y2k compliant. Due to the nature of the FMI subsidiaries' equipment and the upgrading of their computerized systems by November 1999, no serious interruptions in production or financial processing are expected. The direct risks to the Company, and in particular, the FMI subsidiaries are those resulting from the general economic
  environment,  government,  and  relationships   with
  suppliers and customers in the fSU. Several governments in the fSU in which the FMI subsidiaries operate have indicated that the national infrastructure of such countries will not be Y2k compliant by January 1, 2000. As such, the FMI subsidiaries have made contingency plans that include back-up electric generators and manual processing of transactions, among other things.

  Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

  Reclassifications
  Certain reclassifications were made to the 1998 financial statements to present those financial statements on a basis comparable with the current year. The reclassifications had no effect on previously reported net loss or accumulated deficit.

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

  Effective March 1997, DTR records its proportionate share (40% from March 1997 to September 1998 and 33% from October 1998 to December 1998 and 30% thereafter) of the net loss or income of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

  DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase or decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement.  There  is
  no stated contractual termination date in this agreement. The Company recorded management fee revenue of $313,210 and $293,832 for the three months ended March 31, 1999 and 1998, respectively, in accordance with its management agreement with FMI.

  Summarized financial information from the unaudited financial statements of FMI accounted for on the equity method is as follows:

                                                         March 31,1999
  Current assets                                           $7,034,805
  Total assets                                             21,137,325
  Current liabilities                                       4,461,346
  Noncurrent liabilities                                    3,956,151
  Joint-venture equity                                     12,719,827
  DTR's 30% share of FMI 's equity                          3,815,948
  DTR's negative goodwill (amortized over 15 years)        (2,819,162)
  DTR's carrying value of FMI's equity                        996,786

                                                Three Months Ended
                                                        March 31,
                                                    1999         1998
  Sales                                       $  5,751,012 $  3,600,000
  Gross profit                                     786,069      156,000
  Net loss                                        (693,584)     (30,480)
  DTR's share of FMI's loss before amortization of
     DTR's negative goodwill                      (208,075)     (12,192)
  DTR's share of equity in income(loss) of FMI joint venture
     after amortization of negative goodwill      (153,510)      42,373

4.Net Income (Loss) per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                                    Three Months Ended
                                                         March 31,
                                                     1999         1998
  Basic Earnings Per Common Share:
  Net income(loss)                            $   (145,470) $    100,699

  Average shares outstanding                       805,820       804,987

  Basic EPS on net income                     $      (0.18) $       0.13

  Diluted Earnings Per Common Share:
  Net income(loss)                            $   (145,470) $    100,699

  Average shares outstanding                       805,820       804,987
  Stock options                                         --       329,211

     Total                                         805,820     1,134,198

  Diluted EPS on net income                   $      (0.18) $       0.09

  An aggregate of 663,333 and 18,333 options to acquire the Company's common stock at March 31, 1999 and 1998, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.


5.     Supplemental Disclosures of Cash Flow Information:
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. For the three months ended March 31, 1999, they contributed $1.7 million to FMI resulting in a $158,597 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through March 1999.

  Supplemental cash flow information:
  For the three months ended March 31,      1999           1998
  Cash paid for:
    Interest                           $    1,056     $      128
    Taxes                              $       --     $       --

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

     Effective March 1997, DTR records its proportionate share (40% from March 1997 to September 1998, 33% from October 1998 to December 1998 and 30% thereafter) of the net income or loss of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

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


Revenues

     The Company generated total revenues of $363,432 in the first quarter of 1999, compared to $319,972 in the first quarter of 1998. This 13.6% increase in revenues is the result of a $19,378 increase in management fees and a $26,700 increase in x-ray tube sales in the first quarter of 1999 compared to the same period in 1998.

     Sales  for  the three months ended March 31, 1999  and  1998 totaled $48,900 and $24,818, respectively. Sales resulted from two areas within DTR - equipment sales and x-ray tube sales.

     Sales of and commissions on food packaging equipment were $2,618 (10.5%) of total sales in the quarter ended March 31, 1998. There were no sales of equipment in the first quarter of 1999. Sales of equipment occur sporadically throughout the year. They occur primarily to subsidiaries of FMI throughout each year depending on the amount of new customers and growth among existing locations. There are no commitments to purchase nor are there efforts to sell this packaging equipment. Sales are only conducted on an as-needed basis.

  Sales of x-ray tubes by SXD Inc., DTR's 100% owned subsidiary, increased to $48,900 in the first quarter of 1999 from $22,200 in the first quarter of 1998. The increase occurred due to the timing and quantity of orders in the first quarter of fiscal 1999. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share and began phasing this division out of its operations in January 1999. In accordance with its plan to phase out this operating division, the Company ended its relationship with its supplier, Svetlana Rentgen, in March 1999.


Cost of Sales

     The only cost of sales at March 31, 1999 and 1998 related to the cost on x-ray tubes. The cost of $41,450 and $19,100 in the first quarter of 1999 and 1998, respectively provided a gross profit on x-ray tubes sales of 15.2% and 14%, respectively. The gross profit has remained consistent over the past few years, but the increase in competition put pressure on the Company to lower its prices to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.


Selling, general and administrative

      Selling, general and administrative expenses for the three months ended March 31, 1999 were $324,888 compared to $320,529 for the three months ended March 31, 1998. The majority of these costs are offset by the management fee income of $313,210 and $293,832 for the three months ended March 31, 1999 and 1998, respectively. These management fees are charged to FMI as discussed above under Revenues.



Liquidity and Capital Resources

Operating Activities

      DTR received cash from operating activities in the amount of $18,872 in the first quarter of 1999 compared to cash used of $202,832 in the first quarter 1998. The increase in cash between the first quarter of 1999 compared to the same period in 1998 resulted primarily from FMI's payment of DTR's management fees.


Investing Activities

     In the first quarter of 1999, DTR sold $2,380 of equipment at its net book value of $1,740 to FMI. In addition, they purchased $426 of equipment. In the first quarter of 1998, the Company purchased equipment totaling $15,015.

Financing Activities

      There were no financing activities during the three months ended  March  31,  1999.  In the first quarter of  1998,  15,000 options to purchase DTR's Common Stock were exercised for a purchase price of $1.50 per share.


Year 2000

     The Company has been addressing Year 2000 (Y2k) issues. Since the Company is not a direct manufacturer of products and since all of its assets are less than six years old, most of its exposure to the Y2k issue falls in the area of third parties. According to its review in June 1999, all of the Company's systems are Y2k compliant. The Company does not believe that the costs related to the Y2k issue will be greater than $5,000 due to the reasons stated above.

     The most risk that the Company faces in its operations is that of the failure of third-party vendors to be ready for the Y2k. The most direct risk could be a failure on the part of telecommunication companies, which would impede the daily communication between the Company and its subsidiaries. Indirectly, the subsidiaries could experience a failure to receive timely shipments of supplies which would result in a loss of an indeterminable amount of revenues. As of November 1999, the Company has its contingency plan for the aforementioned risks prepared and ready to implement by January 1, 2000.

     Due to the nature of the FMI subsidiaries' equipment and the upgrading of their computerized systems by November 1999, no serious interruptions in production or financial processing are expected. The direct risks to the Company, and in particular, the FMI subsidiaries are those resulting from the general economic environment, government, and relationships with suppliers and customers in the fSU. Several governments in the fSU in which the FMI subsidiaries operate have indicated that the national infrastructure of such countries will not be Y2k compliant by January 1, 2000. As such, the FMI subsidiaries have made contingency plans that include back-up electric generators and manual processing of transactions, among other things.


Adverse Foreign Economic and Currency Conditions

     Since August 1998, the countries of the fSU in which the subsidiaries of FMI operate have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company and the carrying value of its investment in the FMI joint venture. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. DTR is committed to working with FMI's subsidiaries to focus production on profitable products and to address working capital shortages as needed over the coming year. In July 1999, FMI sold 10% of its consolidated Kazakhstan operations for cash of $1.8 million and it converted $1.8 million of its loans to the Kazakhstan subsidiaries to equity so that its ownership would not be dramatically diluted. This cash infusion was used to pay DTR's management fees in 1999. Further working capital shortages will be funded through loans from FMI, loans from third parties or through the sale of additional equity.

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

PART II.  OTHER INFORMATION


     ITEM  4.    SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS

      No matters were submitted to a vote of the shareholders during the quarter ended March 31,1999.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended March 31, 1999.

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

          27   Financial Data Schedule(11)




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

(10) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the calendar year ended December 31, 1998.

(11)    Filed herewith.

                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                   DEVELOPED TECHNOLOGY RESOURCE,
INC.

Date:     November 1, 1999         By  /s/ John P. Hupp_______
                                   Name:   John P. Hupp
                                   Title:  President


Date:     November 1, 1999         By  /s/ LeAnn H. Davis_____
                                   Name:   LeAnn H. Davis, CPA
                                   Title:  Chief Financial Officer
                            (Principal Financial & Accounting Officer)