Form 10QSB
period 1999-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1999-11-03
CIK 890725

                           FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999


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
              Address of Principal Executive Office


                         (612) 820-0022
                    Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X


As of November 2, 1999, there were 805,820 shares of the issuer's
Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

               For the Quarter Ended June 30, 1999


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
                           (Unaudited)

                             ASSETS
                                            June 30,     December 31,
                                              1999           1998
Current Assets:
     Cash and cash equivalents        $     56,977   $      5,412
     Receivables:
       Trade, net                            9,400        129,169
       Sale of discontinued operations     200,000        200,000
       FoodMaster International LLC (FMI)  509,318        611,080
       Other                                28,000          4,000
     Note receivable                       600,000        600,000
     Prepaid and other current assets      150,189        158,798
       Total current assets              1,553,884      1,708,459

Furniture and Equipment, net                37,207         43,794

Investment in FMI                          941,867        991,699

                                      $  2,532,958   $  2,743,952



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                 $    130,780   $    241,458
     Accrued liabilities                   101,761        163,761
     Deferred gain short-term              187,065        187,065
       Total current liabilities           419,606        592,284

Non-current Deferred Gain                   30,969         33,627
       Total liabilities                   450,575        625,911

Commitments and Contingencies                   --             --

Shareholders' Equity:
     Common stock                            8,058          8,058
     Additional paid-in capital          6,264,920      5,956,323
     Accumulated deficit                (4,190,595)    (3,846,340)
       Total shareholders' equity        2,082,383      2,118,041

                                      $  2,532,958   $  2,743,952



  See accompanying notes to the condensed financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                               Three Months Ended June 30, Six Months Ended June 30,
                                       1999        1998        1999        1998
Revenues:
  Sales                            $       --  $  214,430  $   48,900  $  239,248
  Management fees from FMI joint
    venture                           348,871     335,098     662,081     628,930
  Commissions and other income          1,336      24,336       2,658      25,658
                                      350,207     573,864     713,639     893,836
Cost and Expenses:
  Cost of sales                            --     165,742      41,450     184,842
  Selling, general and administrativ  365,858     392,408     690,746     712,937
                                      365,858     558,150     732,196     897,779

Operating Income (Loss)               (15,651)     15,714     (18,557)     (3,943)

Other Income (Loss):
  Interest income, net                 21,785      80,398      32,731     158,381
  Equity in (loss)earnings of FMI
    joint venture                    (204,920)    125,181    (358,430)    179,745

Net Income (Loss)                  $ (198,786) $  221,293  $ (344,256) $  334,183




Net Income (Loss) per Common Share:
  Basic                            $    (0.25) $     0.27  $    (0.43) $    0.41

  Diluted                          $    (0.25) $     0.18  $    (0.43) $    0.28





















  See accompanying notes to the condensed financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

                                              1999              1998
OPERATING ACTIVITIES:
     Net Income (Loss)                    $ (344,256)       $  334,183
     Adjustments to Reconcile Net Income (Loss) to Cash
       Used by Operating Activities:
       Depreciation                            5,661             8,366
       Provision for doubtful accounts       (12,690)            2,182
       Gain on sale of furniture and equipment    --                --
       Equity in earnings of FMI joint
         venture                             358,430          (179,745)

     Changes in Operating Assets and Liabilities, net of
     transfers to joint venture:
       Receivables                           108,459           (14,001)
       Receivable from FMI joint venture     101,762            28,264
       Prepaid and other current assets        8,609           (58,150)
       Accounts payable and accrued
         liabilities                        (172,678)         (177,056)
       Deferred gains                         (2,658)           (2,658)
       Customer deposits                          --                --
       Net cash provided (used) by
         operating activities                 50,639           (58,615)

INVESTING ACTIVITIES:
     Proceeds from sale of furniture
       and equipment                           1,952                --
     Purchases of furniture and equipment     (1,026)          (15,121)
       Net cash provided (used) by
         investing activities                    926           (15,121)

FINANCING ACTIVITIES:
     Proceeds from Exercise of Stock Options      --            22,500
       Net cash provided by financing
         activities                               --            22,500

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                              51,565           (51,236)

CASH AND CASH EQUIVALENTS, Beginning of Period 5,412           284,526

CASH AND CASH EQUIVALENTS, End of Period  $   56,977        $  233,290








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

  DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase or decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement. There is no stated contractual termination date in this agreement. The Company is currently in negotiations with FMI to alter the status of this agreement. The Company recorded management fee revenue of $348,871, $335,098 $662,081 and $628,930 for the six and three month periods ended June 30, 1999 and 1998, respectively, in accordance with its management agreement with FMI.

  Summarized financial information from the unaudited financial statements of FMI accounted for on the equity method is as follows:
                                                    June 30, 1999
  Current assets                                      $6,570,706
  Total assets                                        21,350,243
  Current liabilities                                  6,361,423
  Noncurrent liabilities                               2,633,938
  Joint-venture equity                                12,354,882
  DTR's 30% share of FMI 's equity                     3,706,465
  DTR's negative goodwill (amortized over 15 years)   (2,764,598)
  DTR's carrying value of FMI's equity                   941,867

                                                    Six Months Ended June 30,
                                                       1999             1998
  Sales                                            $ 10,709,544   $  9,723,225
  Gross profit                                        1,648,060      2,530,680
  Net income (loss)                                  (1,558,529)       176,541
  DTR's share of FMI's income (loss) before
     amortization of DTR's negative goodwill           (467,559)        70,616
  DTR's share of equity in income (loss) of FMI joint
     venture after amortization of negative goodwill   (358,430)       179,745



4.Net Income (Loss) per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                             Three months ended June 30,  Six months ended June 30,
                                   1999          1998          1999         1998
  Numerator:
      Net  income (loss)       $ (198,786)  $  221,293    $ (344,256)   $  334,183
  Denominator:
      Weighted average shares
        -basic  earnings          805,820      805,820       805,820       805,406
      Dilutive effect of stock
        options/warrants               --      417,500            --       380,449
      Weighted average shares
        -diluted  earnings        805,820    1,223,320       805,820     1,185,855
  Net income per share - Basic $    (0.25)  $     0.27    $    (0.25)   $     0.41
  Net income per share -Diluted$    (0.25)  $     0.18    $    (0.25)   $     0.28

  An aggregate of 663,333 and 5,000 options to acquire the Company's common stock at June 30, 1999 and 1998, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

5.     Supplemental Disclosures of Cash Flow Information:
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. For the six months ended June 30, 1999, they contributed $2.2 million to FMI resulting in a $308,598 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through June 1999.

  Supplemental cash flow information:
  For the six months ended June 30,         1999           1998
  Cash paid for:
    Interest                           $    1,667     $      899
    Taxes                              $       --     $       --

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

Results of Operations

Revenues

     The Company generated total revenues of $350,507 and $713,639 during the three and six months ended June 30, 1999, respectively, compared to $573,864 and $893,836 during the three and six months ended June 30, 1998, respectively. The 20% decrease in the six month 1999 revenues is primarily the result of the discontinuance of the sales of x-ray tubes in March 1999 and no sales of food packaging equipment in 1999. Management fee revenues showed a modest 4%-5% increase during both periods in 1999 compared to the same periods in 1998.

     Sales for the three months ended June 30, 1999 and 1998 totaled $0 and $214,430, respectively. Sales for the six months ended June 30, 1999 and 1998 totaled $48,900 and $239,248, respectively. Sales resulted from two areas within DTR - equipment sales and x-ray tube sales.

     Sales of and commissions on food packaging equipment were $118,130(55.1%) and $120,748(50.6%) of total sales in the three and six months ended June 30, 1998. There were no sales of equipment in 1999. Sales of equipment occur sporadically throughout the year. They occur primarily to subsidiaries of FMI throughout each year depending on the amount of new customers and growth among existing locations. There are no commitments to purchase nor are there efforts to sell this packaging equipment. Sales are only conducted on an as-needed basis.

  Sales of x-ray tubes by SXD Inc., DTR's 100% owned subsidiary, were $48,900 and $118,500 for the six months ended June 30, 1999. The sales of x-ray tubes accounted for $96,300 of the sales for the three months ended June 30, 1998. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share and began phasing this division out of its operations in January 1999. In accordance with its plan to phase out this operating division, the Company ended its relationship with its supplier, Svetlana Rentgen, in March 1999. Therefore, there are no sales of x-ray tubes after March 1999.



Cost of Sales

      The only cost of sales in 1999 was $41,450, which was related to the cost on x-ray tubes. For the three and six months ended June 30, 1998, cost of sales was $165,742 and $184,842, respectively. Cost of sales on equipment sales was $82,592 resulting in a gross profit of $38,156 or 31.6% for the first six months of 1998. X-ray tubes cost of sales were $102,250 in the first six months of 1998. Gross profit remained consistent with a 13% to 14% margin received on sales. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.


Selling, general and administrative

      Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $365,858 and $392,408, respectively.  Selling, general and administrative  expenses  for the six months ended June 30, 1999 and 1998 were $690,746 and $712,937, respectively. The $26,550 and $22,191 decrease in the three and six month periods in 1999 compared to the same periods in 1998 were the result of less travel, consulting and printing expenses in 1999. The majority of these costs are offset by the management fee income of $348,871 and $335,098 for the three months ended June 30, 1999 and 1998, respectively, and $662,081 and $628,930 for the six months ended June 30, 1999 and 1998, respectively. These management fees are charged to FMI as discussed above under Revenues.


Liquidity and Capital Resources

Operating Activities

      DTR used net cash of $58,615 in the first six months of 1998 compared to receiving cash of $50,639 in the first six months of 1999. The increase in cash resulted primarily from FMI's payment of DTR's management fees and additional collection of cash on the final sales of x-ray tubes.

Investing Activities

     In the first six months of 1999, DTR sold $2,645 of equipment at its net book value of $1,952 to FMI. In addition, they purchased $1,026 of equipment. In 1998, DTR purchased $15,121 in new software and equipment for its office in Minneapolis, MN.

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

PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matters were submitted to a vote of the shareholders during the quarter ended June 30, 1999.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended June 30, 1999.

                          EXHIBIT INDEX

          The  following Exhibits are filed as part of this  Form
          10-QSB:

          No.  Exhibit Description


          27   Financial Data Schedule

                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                   DEVELOPED TECHNOLOGY RESOURCE,INC.

Date:   November 3, 1999
By:     /s/ John P. Hupp
Name:   John P. Hupp
Title:  President


Date:   November 3, 1999
By:     /s/ LeAnn H. Davis
Name:   LeAnn H. Davis, CPA
Title:  Chief  Financial Officer
        (Principal Financial & Accounting Officer)