Form 10QSB
period 1999-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 1999-11-16
CIK 890725

                           FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________


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


As of November 12, 1999, there were 805,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

            For the Quarter Ended September 30, 1999


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

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                     CONDENSED BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                                        September 30,    December 31,
                                             1999           1998
Current Assets:
     Cash and cash equivalents          $  308,894     $    5,412
     Receivables:
       Trade, net                               --        129,169
       Sale of discontinued operations     200,000        200,000
       FoodMaster International L.L.C. (FMI)    --        611,080
       Other                               155,760          4,000
     Note receivable                       631,467        600,000
     Prepaid and other current assets      133,558        158,798
       Total current assets              1,429,679      1,708,459

Furniture and Equipment, net                35,976         43,794

Investment in FMI                          744,619        991,699

                                        $2,210,274     $2,743,952



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $   56,119     $  241,458
     Accrued liabilities                    62,338        163,761
     Deferred gain short-term              181,707        187,065
       Total current liabilities           300,164        592,284

Non-current Deferred Gain                   34,977         33,627
       Total liabilities                   335,141        625,911

Commitments and Contingencies                   --             --

Shareholders' Equity:
     Common stock                            8,058          8,058
     Additional paid-in capital          6,264,920      5,956,323
     Accumulated deficit                (4,397,845)    (3,846,340)
       Total shareholders' equity        1,875,133      2,118,041

                                        $2,210,274     $2,743,952


       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September  30,            September  30,
                                      1999          1998         1999        1998
Revenues:
  Sales                          $        --  $    69,900  $    48,900  $   309,148
  Management fees from FMI joint
    venture                          271,277      308,508      933,358      937,438
  Commissions and other income         1,350        1,350        4,008       27,008
                                     272,627      379,758      986,266    1,273,594
Cost and Expenses:
  Cost of sales                           --       59,950       41,450      244,792
  Selling, general and
    administrative                   298,352      327,146      989,098    1,040,083
                                     298,352      387,096    1,030,548    1,284,875

Operating Loss                       (25,725)      (7,338)     (44,282)     (11,281)

Other Income (Expense):
  Interest income, net                15,723       40,499       48,454      198,880
  Equity in earnings of FMI joint
    venture                         (197,248)      76,311     (555,678)     256,056

Net Income                       $  (207,250) $   109,472  $  (551,506) $   443,655



Net Income (Loss) per Common Share:
  Basic                          $    (0.26) $      0.14  $      (0.68) $      0.55

  Diluted                        $    (0.26) $      0.09  $      (0.68) $      0.37






















       See accompanying notes to the financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 1999 and 1998
                           (Unaudited)

                                                 1999           1998
OPERATING ACTIVITIES:
     Net Income (Loss)                     $ (551,506)    $  443,655
     Adjustments to Reconcile Net Income (Loss) to Cash
       Used by Operating Activities:
       Depreciation                             8,609         11,504
       Provision for doubtful accounts        (12,690)         2,182
       Equity in earnings of FMI joint
         venture                              555,678       (256,056)

     Changes in Operating Assets and Liabilities, net of
     transfers to joint venture:
       Receivables                            (63,262)       550,521
       Receivable from FMI joint venture      664,441       (588,635)
Prepaid and other current assets               (6,227)       (61,222)
       Accounts payable and accrued
         liabilities                         (286,762)      (182,286)
       Deferred gains                          (4,008)        (4,009)
       Net cash provided (used) by
         operating activities                 304,273        (84,346)

INVESTING ACTIVITIES:
     Proceeds from sale of furniture
       and equipment                            1,952             --
     Purchases of furniture and
       equipment                               (2,743)       (16,793)
       Net cash used by investing
         activities                              (791)       (16,793)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock
       options                                     --         22,500
       Net cash provided by financing
         activities                                --         22,500

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                              303,482        (78,639)

CASH AND CASH EQUIVALENTS, Beginning
     of Period                                  5,412        284,526

CASH AND CASH EQUIVALENTS, End of
     Period                                $  308,894     $  205,887












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

3.Investment in FoodMaster International L.L.C. (FMI)
  On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairies in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, the Ak-Bulak option (See Note 2), and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the Ak-Bulak option by FMI in March 1997 increased the ownership in FoodMaster to 90%. API agreed to contribute $6 million dollars which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU for a 60% interest in FMI. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute up to an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. By September 30, 1998, API had contributed all $6 million of its initial commitment and $2.4 million of its additional commitment to FMI. As of December 31, 1998,
  API  owned  67%  and  DTR  owned 33%  of  FMI  based  on  API's additional investment of $3.8 million. API contributed the remaining $2.2 million of the additional investment by April 1999 which reduced DTR's ownership to 30%. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire four additional subsidiaries. DTR has a right to earn a greater ownership interest in FMI by achieving certain defined performance targets based on returns to API.

  Effective March 1997, DTR records its proportionate share (40% from March 1997 to September 1998 and 33% from October 1998 to December 1998 and 30% thereafter) of the net loss or income of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

  DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI and the dairy operations owned by FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase  or
  decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement. There is no stated contractual termination date in this agreement. The Company is currently in negotiations with FMI to alter the status of this agreement. The Company recorded management fee revenue of $271,277, $308,508, $933,358 and $937,438 for the three and nine month periods ended September 30, 1999 and 1998, respectively, in accordance with its management agreement with FMI.

  Summarized financial information from the unaudited financial statements of FMI accounted for on the equity method is as follows:
                                                 September 30, 1999
  Current assets                                      $6,085,056
  Total assets                                        21,266,987
  Current liabilities                                  4,351,551
  Noncurrent liabilities                               5,399,930
  Joint-venture equity                                11,515,506
  DTR's 30% share of FMI 's equity                     3,454,652
  DTR's negative goodwill (amortized over 15 years)   (2,710,033)
  DTR's carrying value of FMI's equity                   744,619

                                                       Nine  Months  Ended
                                                           September 30,
                                                        1999          1998
  Sales                                            $ 16,526,416   $ 14,626,757
  Gross profit                                        2,882,308      3,900,452
  Net income (loss)                                  (2,397,905)       230,908
  DTR's share of FMI's income (loss) before
     amortization of DTR's negative goodwill           (719,372)        92,363
  DTR's share of equity in income (loss) of FMI joint
     venture after amortization of negative goodwill   (555,678)       256,056



4.Net Income (Loss) per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                    Three months ended        Nine months ended
                                       September 30,              September 30,
                                    1999         1998          1999         1998
  Numerator:
          Net  income  (loss)  $  (207,250) $   109,472  $  (551,506) $   443,655
  Denominator:
    Weighted average shares-
      basic earnings               805,820      805,820      805,820      805,545
    Dilutive effect of stock
      options/warrants                  --      383,095           --      380,449
    Weighted average shares-
      diluted earnings             805,820    1,188,915      805,820    1,185,994
  Net income per share - Basic $     (0.26) $      0.14  $     (0.68) $      0.55
  Net income per share- Diluted$     (0.26) $      0.09  $     (0.68) $      0.37

  An aggregate of 663,333 and 5,000 options to acquire the Company's common stock at September 30, 1999 and 1998, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

5.     Supplemental Disclosures of Cash Flow Information:
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. For the nine months ended September 30, 1999, they contributed $2.2 million to FMI resulting in a $308,598 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. For the nine months ended September 30, 1998, they contributed $2.4 million to FMI resulting in a $800,000 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through September 1999 and 1998, respectively.

  Supplemental cash flow information:
  For the nine months ended September 30,    1999         1998
  Cash paid for:
    Interest                           $    3,028     $    1,256
    Taxes                              $       --     $       --

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

     DTR also entered into a management agreement on March 3, 1997 with FMI, whereby DTR manages the day to day operations of FMI, manages the subsidiaries of FMI, and pursues future dairy acquisitions for FMI for a management fee. The management fee is a direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees will increase or decrease as DTR's expenses incurred for management activities increase or decrease, with no effect on income because there is no profit margin provided for in the agreement. DTR is currently in negotiations with FMI to transfer the management personnel and functions directly to FMI. After this transaction, DTR will have more availability to pursue other business opportunities.


Results of Operations

Revenues

     The  Company  generated  total  revenues  of  $272,627  and
$986,266 during the three and nine months ended September 30, 1999, respectively, compared to $379,758 and $1,273,594 during the three and nine months ended September 30, 1998, respectively. The 23% decrease from 1998 nine month revenue levels is primarily the result of the discontinuance of the sales of x-ray tubes in March 1999 and no sales of food packaging equipment in 1999.

     Sales for the three months ended September 30, 1999 and 1998 totaled $0 and $69,900, respectively. Sales for the nine months ended September 30, 1999 and 1998 totaled $48,900 and $309,148, respectively. Sales resulted from two areas within DTR - equipment sales and x-ray tube sales.

     Sales of and commissions on food packaging equipment were $120,748 (39%) of total sales in the nine months ended September 30, 1998. There were no sales of equipment in 1999. Sales of equipment occur sporadically throughout the year. They occur primarily to subsidiaries of FMI throughout each year depending on the amount of new customers and growth among existing locations. There are no commitments to purchase nor are there efforts to sell this packaging equipment. Sales are only conducted on an as-needed basis.

      Sales of x-ray tubes by SXD Inc., DTR's 100% owned subsidiary, were $48,900 and $188,400 for the nine months ended September 30, 1999 and 1998, respectively. The sales of x-ray tubes accounted for $69,900 of the sales for the three months ended September 30, 1998. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. At present, the Company does not have a measurable market share and began phasing this division out of its operations in January 1999. In accordance with its plan to phase out this operating division, the Company ended its relationship with its supplier, Svetlana Rentgen, in March 1999. Therefore, there are no sales of x-ray tubes after March 1999.

       Management fee income billed to FMI for services was $933,358 and $937,438 for the nine months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999 and 1998, management fee income was $271,277 and $308,508, respectively. The management fee began on March 3, 1997.



Cost of Sales

      The only cost of sales in 1999 was $41,450, which was related to the cost on x-ray tubes. For the three and nine months ended September 30, 1998, cost of sales was $59,950 and $244,792. Cost of sales on equipment was $82,592 resulting in a gross profit of $38,156 or 31.6% for the first nine months of 1998. X-ray tubes cost of sales were $162,200 in the first nine months of 1998. Gross profit remained consistent with a 13% to 14% margin received on sales. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.



Selling, general and administrative

      Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998 were $298,352 and $327,146, respectively. Selling, general and administrative expenses for the nine months ended September 30, 1999 and 1998 were $989,098 and $1,040,083, respectively. The $28,794 and
$50,985  decrease  in the three and nine month  periods  in  1999 compared to the same periods in 1998 were the result of less travel, consulting and printing expenses in 1999. The majority of these costs are offset by the management fee income of $271,277 and $308,508 for the three months ended September 30, 1999 and 1998, respectively, and $933,358 and $937,438 for the nine months ended September 30, 1999 and 1998, respectively. These management fees are charged to FMI as discussed above under Revenues.

Liquidity and Capital Resources

Operating Activities

      DTR received net cash of $304,273 in the nine months of 1999 compared to cash used of $84,346 in the nine months of 1998. The increase in cash resulted primarily from FMI's payment of DTR's management fees and additional collection of cash on the final sales of x-ray tubes.


Investing Activities

     In the first nine months of 1999, DTR sold $2,645 of equipment at its net book value of $1,952 to FMI. In addition, they purchased $2,743 of equipment. In 1998, DTR purchased $16,793 in new software and equipment for its office in Minneapolis, MN.


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

PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                No matters were submitted to a vote of the shareholders during the quarter ended September 30, 1999.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

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












                              DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:     November 15, 1999        By
                                   Name:     John P. Hupp
                                   Title:    President


Date:     November 15, 1999        By
                                   Name:     LeAnn H. Davis, CPA
                                   Title:    Chief Financial Officer
                                   (Principal Financial & Accounting Officer)