Form 10KSB
period 1999-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2000-04-21
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

     [X]  Annual report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
               For the year ended December 31, 1999
                               OR
     [  ] Transition report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                Commission File Number:  0-21394
               Developed Technology Resource, Inc.

            Minnesota                                  41-1713474
     State of Incorporation            I.R.S. Employer Identification No.

                 7300 Metro Boulevard, Suite 550
                     Edina, Minnesota  55439
              Address of Principal Executive Office

                         (952) 820-0022
                    Issuer's Telephone Number

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

Issuer's revenues for its most recent year:  $1,150,373

As of April 7, 2000, 930,820 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on April 7, 2000 was $931,025. For
purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors. See Item 11.


               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2000 annual
Meeting of Shareholders are incorporated by reference in Part
III.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Developed Technology Resource, Inc. (the Company or DTR) was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union
(fSU) for transfer and sale to companies in the West. During the first two years of operations, the Company experienced limited success in technology transfer and shifted its focus to the sale and distribution of aviation security equipment in the fSU. During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 in order to shift its focus to managing and developing food processing operations in the fSU.

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

     On March 3, 1997, DTR and Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, an option to acquire an additional 40% ownership in FoodMaster, and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the option by FMI in March 1997 increased the ownership in FoodMaster to 90%. For a 60% interest in FMI, API agreed to contribute $6 million dollars, which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 1999 and 1998, DTR owned 30% and 33% of FMI, respectively and API owned 70% and 67% of FMI, respectively based on API's additional contributions. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire five additional subsidiaries between 1998 and 1999. DTR has a right to receive up to 6% additional ownership interest in FMI by achieving certain defined rates of returns for API upon API's transfer, liquidation or sale of their ownership interest in FMI. Until November 15, 1999, DTR managed the day-to-day operations of FMI under an exclusive management contract. After November 15, 1999, API and DTR agreed to allow FMI to be self-managing with its own direct management team.

     All   of   FMI's  subsidiaries  are  operating  plants   for
manufacturing dairy products such as milk, yogurt, cheese, and ice cream or distribution companies to facilitate the distribution of these products. The following table sets forth FMI's ownership percentage in its subsidiaries at December 31, 1999 and December 31, 1998:

                                                     December 31,December 31,
Company Name                      Location               1999       1998
FoodMaster Corporation(a)         Almaty, Kazakhstan    72.06%     90.00%
FoodMaster NC(b)                  Astana, Kazakhstan     0.00%     20.00%
Fabrica produse lactate Hincesti  Hincesti, Moldova     81.64%     80.50%
Soroca Cheese Factory             Soroca, Moldova       60.11%     60.11%
JSC Bilosvit-Uman                 Uman,  Ukraine        66.04%     62.88%
FoodMaster Kyiv(c)                Kyiv,  Ukraine       100.00%    100.00%

          (a) FoodMaster Corporation is the parent corporation of 5 other dairy related companies.
          (b)  FoodMaster Corporation now owns 100% of FoodMaster NC.
          (c)  Denotes distribution company only.

     In November 1997, DTR's Board of Directors authorized 500,000 stock options to be awarded to Mssrs Hupp and Sagadiev over a five-year period as incentive compensation to build the dairy processing business in the former Soviet Union. At the same time, the board voted to establish a wholly-owned subsidiary called SXD, Inc. to which these stock options would not
participate.   DTR's minority interest in Phygen, Inc., a coating
technology business, its contractual rights to possible revenue from the cancer detection technology being developed by Armed, and the x-ray tube distribution business were transferred to SXD. Additionally, DTR transferred $800,000 in cash and receivables to
SXD.   Since November 1997, DTR's Board sought investment
opportunities for SXD outside of the former Soviet Union in an effort to maximize shareholder value. Following the termination of the x-ray tube distribution business in March 1999 and DTR's needs for continued operations, the Board of Directors voted in January 2000 to liquidate SXD by transferring all of the assets, ownership interests, and liabilities back to DTR in complete redemption of the outstanding common stock. The outstanding stock options of Mssrs Hupp and Sagadiev were reduced by 17% following the transfer of the assets back to DTR.

     During 1999, DTR verbally agreed to convert $123,305 of its receivable from Savory Snacks LLC to a 67% ownership interest in Savory Snacks LLC. During the process of negotiations, the Company decided to delay their purchase until 2000 when it is anticipated that some additional investors may take an ownership interest in Savory Snacks. This Wisconsin-based company develops and acquires snack food companies in the former Soviet Union.


Ongoing Business Strategy

      The Company's strategy is to develop additional dairy processing and snack food businesses in the former Soviet Union.
The Company will explore partnerships with strategic investors and financial investors to this end.


Business Operations

Dairy and Food Processing

     Until November 1999, DTR managed all of the dairy operations and distribution companies owned by FMI. These dairy operations manufacture and sell a variety of different dairy products, including but not limited to kefir, yogurt, cheese, ice cream, ice pops, butter and sour cream. In November 1999, DTR agreed to terminate its management agreement with FMI in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. Future management arrangements with FMI will be based on a specific need basis as agreed upon by the FMI Board of Directors. In 2000, DTR will seek to further develop its food processing business.


Food Packaging Equipment

      In November 1994, the Company signed an International Distribution Agreement with NiMCO Corporation of Crystal Lake, Illinois, granting the Company exclusive rights to sell certain NiMCO food packaging products in most areas of the fSU. This exclusivity expired on December 31, 1996. DTR is no longer in the business of distributing equipment. However, DTR may, from time-to-time, purchase US equipment and resell it mainly to its foreign subsidiaries. Sales from food packaging equipment accounted for 7.8% of DTR's revenues for the year ended December 31, 1998. There were no sales of food packaging equipment in 1999.

X-ray Tubes

      The Company distributed x-ray tubes through SXD, Inc. under an exclusive distribution agreement with Svetlana-Rentgen ("Svetlana"), a company located in the fSU until March 1999. Revenues from the sale of x-ray tubes accounted for 4.3% and 17.4% of DTR's total revenues for the years ended December 31, 1999 and 1998, respectively. After March 1999, the Company was forced to lower its prices to a level that would not be worth continuing this business. Therefore, the Company did not renew its purchase or sales contracts after March 1999.


Competition

Dairy and Food Processing The FMI subsidiary operations compete under the FMI local brand names of FoodMaster, Alba and Bilosvit with several local companies, as well as foreign importers of dairy products. However, the Company believes that FMI's products are superior to local competitors and priced competitively with imports. The FoodMaster name along with the local specialty brand names are recognized as quality products. In Almaty, Kazakhstan, FoodMaster's fluid milk products are estimated to hold a greater than 50% market share.

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

X-Ray Tubes There are many foreign importers of this type of product. In 1999, the pressure from the foreign importers made the Company lower its prices to a level that was not worth continuing. As this business was not the main focus of the Company's current strategy in the dairy and snack food business, it decided to exit the market.


Principal Suppliers

Dairy and Food Processing Suppliers to the dairy operations consist of numerous dairy farmers located in the vicinity of the dairy production facilities. In addition, FMI receives packaging supplies from many suppliers throughout Europe and the United States.

Food  Packaging Equipment  NiMCO, based in Crystal Lake, IL,  was
the   sole  supplier  of  packaging  equipment  for  dairy  based products.

X-ray  Tubes  Svetlana Rentgen (Svetlana), based in the fSU,  was the exclusive supplier of tubes.  In accordance with its plan  to
phase  out  this  operating  division,  the  Company  ended   its
relationship with Svetlana in March 1999.


Major Customers

      For the year ended December 31, 1999 and 1998, the Company recorded net sales of $48,900 and $440,942, respectively. The following table sets forth the name and location of each customer who accounted for 10% or more of the Company's sales for 1999 and 1998, respectively:

                                                  Percentage of Sales
                                                 Year Ended Year Ended
                                                 December 31,December 31,
Customer Name                   Location             1999     1998
EG&G  Astrophysics              Long Beach, CA       38.7%    47.1%
Control Screening               Fairfield,  NJ       61.3%    21.8%
FoodMaster International  LLC   Edina,  MN            0.0%    30.5%


Governmental Regulations

     The Company's principal revenue-generating business activity in 1999 and 1998 was managing the FMI subsidiaries' manufacturing and selling of dairy products in the fSU. The governmental, political, social, and legal structures within countries of the fSU are evolving. In general, business must comply with decrees, laws, and instructions issued from a multitude of government bodies at the national and local levels.

      The government regulations that most affect the Company and its subsidiaries are in the areas of taxation, currency and customs regulation, business registration, and labor laws. To the best of management's knowledge, the Company is in full compliance with the laws in all the countries of the fSU in which business is conducted, and as necessary, may seek legal counsel in the United States or from local counsel in the applicable fSU country.


Employees

      As of April 7, 2000, DTR had three full-time employees in its office in Edina, Minnesota. After the change in the management of FMI in November 1999, all employees now work directly for the subsidiaries rather than for DTR. The Company is not a party to any collective bargaining agreements and it considers its employee relations to be satisfactory.



ITEM 2.   DESCRIPTION OF PROPERTY

      The  Company's corporate headquarters are located in Edina,
Minnesota.   The Company leases 1,009 square feet  at  a  monthly
base rent ranging from $1,514 to $1,682 over a 60 month lease term that expires on April 30, 2002.



ITEM 3.   LEGAL PROCEEDINGS

       There  are  no  material  legal  proceedings  pending   or
threatened against the Company as of December 31, 1999 or as of the date of filing of this Form 10-KSB.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On November 18, 1999, the Company held its annual shareholder meeting in order to elect the directors for the year. Due to a lack of quorom, the meeting was adjourned. The former Board of Directors including Peter Hauser, Roger Schnobrich and John Hupp will retain their positions until the next annual meeting that will be held in 2000.

       No   other  matters  were  submitted  to  a  vote  of  the
shareholders during the fourth quarter ended December 31, 1999.

                             PART II

ITEM  5.    MARKET  FOR  COMMON EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

     Since the first quarter of 1996, the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol of DEVT. The following table sets forth the low and the high bid prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 1999 and 1998.

                                            Bid Price
          Calendar 1999
                                     Low            High
          First Quarter           $   1           $  3 7/32
          Second Quarter              1 1/2          3 15/32
          Third Quarter               0 3/4          2 17/32
          Fourth Quarter              0 3/4          1 3/4

          Calendar 1998
          First Quarter           $   2 1/2       $  3 1/8
          Second Quarter              2 1/2          6
          Third Quarter               2 9/32         5 1/8
          Fourth Quarter              3              6 7/8

      As of April 7, 2000, the Company had 56 shareholders of record of its Common Stock. The Company estimates there are approximately 450 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (651) 450-
4058.

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

     On March 3, 1997, DTR and Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, an option to acquire an additional 40% ownership in FoodMaster, and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the option by FMI in March 1997 increased the ownership in FoodMaster to 90%. For a 60% interest in FMI, API agreed to contribute $6 million dollars, which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 1999 and 1998, DTR owned 30% and 33% of FMI, respectively and API owned 70% and 67% of FMI, respectively based on API's additional contributions. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire five additional subsidiaries between 1998 and 1999. DTR has a right to receive up to 6% additional ownership interest in FMI by achieving certain defined rates of returns for API upon API's transfer, liquidation or sale of their ownership interest in FMI.

     DTR records its proportionate share (40% from March 1997 to September 1998, 33% from October 1998 to December 1998 and 30% thereafter) of the net income or loss of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI
business.   In  November  1999,  DTR  agreed  to  terminate   its
management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. Future management arrangements with FMI will be based on a specific need basis as agreed upon by the FMI Board of Directors.

Results of Operations

                                                   Year Ended Year Ended
                                                  December 31,December 31,
                                                     1999    1998
  Revenues:
  Equipment                                   $         0  $   137,042
  X-Ray Tube                                       48,900      303,900
    Total Sales                                    48,900      440,942

  Management Fee Income                         1,080,490    1,281,322
  Other Revenues                                   20,983       28,359
    Total Revenues                            $ 1,150,373  $ 1,750,623

  Cost of Sales:
  Equipment                                   $         0  $   100,499
  X-Ray Tube                                       41,450      260,950
    Total Cost of Sales                       $    41,450  $   361,499

Revenues

     The Company generated total revenues of $1,150,373 and $1,750,623 during the years ended December 31, 1999 and 1998, respectively. The 34% decrease from 1998 revenue levels is primarily the result of the discontinuance of the sales of x-ray tubes in March 1999, no sales of food packaging equipment in 1999 and a discontinuance of the FMI management fee contract in November 1999.

     Sales for the years ended December 31, 1999 and 1998 totaled
$48,900 and $440,942, respectively. Sales were derived from two areas within DTR - equipment sales and x-ray tube sales.

     Sales of and commissions on food packaging equipment were $137,042 (31%) of total sales for 1998. There were no sales of equipment in 1999. Sales of equipment occur sporadically throughout the year. They occur primarily to subsidiaries of FMI throughout each year depending on the amount of new customers and growth among existing locations. There are no commitments to purchase nor are there efforts to sell this packaging equipment. Sales are only conducted on an as-needed basis. Since FMI did not acquire any new production facilities during 1999, there was no need for any of this equipment.

      Sales of x-ray tubes by SXD Inc., DTR's wholly-owned subsidiary, were $48,900 (100% of total sales) and $303,900 (69% of total sales) for years ended December 31, 1999 and 1998, respectively. There are several companies that manufacture and sell x-ray tubes in direct competition to DTR. The Company did not have a measurable market share and began phasing this division out of its operations in January 1999. In accordance with its plan to phase out this operating division, the Company ended its relationship with its supplier, Svetlana Rentgen, in March 1999. Therefore, there are no sales of x-ray tubes after March 1999.

       Management fee income results from expenses billed to FMI for services. These charges contain no profit margin and are in accordance with a pre-approved budget between DTR and FMI. During the years ended December 31, 1999 and 1998, DTR billed $1,080,490 and $1,281,322, respectively in accordance with its management agreement with FMI. Management fees declined in 1999 due to the discontinuance of the management contract in November 1999, as discussed above, and fewer expatriates used to manage operations beginning in September 1999. In 2000, there will be no further management fees charged to FMI by DTR under this old management contract. However, FMI may contract specific management or consulting services from DTR as agreed upon by the FMI Board of Directors. DTR is also evaluating other management or consulting arrangements.


Cost of Sales

     Cost of sales on 1998 equipment sales was $100,499 resulting in a gross profit of 26.7% for the year ended December 31, 1998.
There were no sales of equipment during 1999, and thus no costs incurred during 1999.

     X-ray tubes cost of sales were $41,450 and $260,950 for the years ended December 31, 1999 and 1998, respectively. Gross profit remained consistent with a 14% to 15% margin received on sales during all reported periods. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.


Selling, general and administrative

      Selling, general and administrative (SG&A) expenses for the year ended December 31, 1999 were $1,171,458 compared to $1,391,611 for the year ended December 31, 1998. The $220,153 decrease in SG&A expenses is the result of less travel, consulting and printing expenses in 1999. In addition, DTR discontinued the management of FMI in November 1999 and used fewer expatriates to manage operations beginning in September 1999. The majority of these costs were offset by the management fee income of $1,080,490 and $1,281,322 for the years ended December 31, 1999 and 1998, respectively. These management fees were charged to FMI as discussed above under Revenues. In 2000, DTR is continuing to reduce its overhead and is seeking opportunities to provide management and consulting services.



Liquidity and Capital Resources

Operating Activities

      DTR's operating activities generated net cash of $190,888 during 1999 compared to cash used of $181,069 during 1998. The increase in cash resulted primarily from FMI's payment of DTR's management fees and additional collection of cash on the final sales of x-ray tubes. In 2000, there will be no further management fees charged to FMI by DTR. However, the Company may generate some additional revenue through job specific management and consulting services.


Investing Activities

     During 1999, DTR sold $2,645 of its existing fixed assets at their net book value of $1,952 to FMI. In addition, the Company purchased $4,933 of equipment. During the year ended December 31, 1998, SXD, Inc. loaned $600,000 to invest in an unsecured note receivable from another unaffiliated private company. During 1999, the Company wrote down its investment in this unaffiliated company to zero since their is no guarantee as to when or if the company will be able to repay the loan. However, DTR is currently restructuring its loan and is hopeful that it will recover the current balance of $649,288, including interest, at a future date.

     In   1998,  DTR  purchased  $21,945  in  new  software  and
equipment for its office in Minneapolis, MN. In addition, the Company received a $500,000 repayment on the note outstanding at December 31, 1997.


Financing Activities

      In  the first quarter of 1998, options to purchase  15,000 shares of DTR's Common Stock were exercised for a purchase price
of  $1.50 per share.   There were no financing activities during
the year ended December 31, 1999.


Adverse Foreign Economic and Currency Conditions

     Since August 1998, the countries of the fSU in which the subsidiaries of FMI operate have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company and the carrying value of its investment in the FMI joint venture. The countries have experienced a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year. In August 1999, FMI sold 12.3% of its consolidated Kazakhstan operations to an unaffiliated third party for $1.8 million and it converted $1.8 million of its loans to the Kazakhstan subsidiaries to equity so that its ownership would not be dramatically diluted. DTR expects further working capital shortages at FMI and its subsidiaries will be funded through loans from FMI, loans from third parties or through the sale of additional equity.

     FMI is seeking to finalize negotiations to receive up to an additional $2 million in cash in the form of convertible debt instruments at its consolidated FoodMaster Kazakhstan locations from third-party investors.

DTR believe that FMI has sufficient working capital and liquidity to fund its current operations through the coming year.

     The Company plans to obtain cash through the collection of $200,216 of its $323,521 receivable with Savory Snacks LLC and the collection of its $649,288 note receivable. The remaining $123,305 of the Savory Snacks receivable will convert to an equity ownership by DTR in Savory Snacks. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.


     In November 1997, DTR's Board of Directors authorized 500,000 stock options to be awarded to Mssrs Hupp and Sagadiev over a five-year period as incentive compensation to build the dairy processing business in the former Soviet Union. At the same time, the board voted to establish a wholly-owned subsidiary called SXD, Inc. to which these stock options would not
participate.   DTR's minority interest in Phygen, Inc., a coating
technology business, its contractual rights to possible revenue from the cancer detection technology being developed by Armed, and the x-ray tube distribution business was transferred to SXD. Additionally, DTR transferred $800,000 in cash and receivables to
SXD.   Since November 1997, DTR's Board sought investment
opportunities for SXD outside of the former Soviet Union in an effort to maximize shareholder value. Following the termination of the x-ray tube distribution business in March 1999 and DTR's needs for continued operations, the Board of Directors voted in January 2000 to liquidate SXD by transferring all of the assets, ownership interests, and liabilities back to DTR in complete redemption of the outstanding common stock. The outstanding stock options of Mssrs Hupp and Sagadiev were reduced by 17% following the transfer of the assets back to DTR.

ITEM   7.     CONSOLIDATED  FINANCIAL  STATEMENTS   -   DEVELOPED
TECHNOLOGY RESOURCE, INC.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota

We have audited the accompanying consolidated balance sheet of Developed Technology Resource, Inc. (the Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. as of December 31, 1999, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP

Minneapolis, Minnesota
April 12, 2000

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota

We have audited the accompanying consolidated balance sheet of Developed Technology Resource, Inc. (the Company) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. We did not audit the 1998 financial statements of S.A. Fabrica de brinzeturi din Soroca, S.A. Fabrica de produse lactate din Hancesti, and FoodMaster Kyiv, three partially-owned subsidiaries of FoodMaster International L.L.C.
(FMI), a joint venture of the Company which is accounted for by the equity method. The Company's equity interest in these three FMI subsidiaries' net assets of approximately $650,000 at December 31, 1998 and net loss of approximately $102,000 for the year ended December 31, 1998 are included in the Company's accompanying consolidated financial statements. Each of the financial statements of FMI's three partially-owned subsidiaries were audited by other auditors whose reports dated April 30, 1999, April 30, 1999 and April 16, 1999, respectively, included explanatory paragraphs disclosing that such financial statements were prepared assuming that each of the three partially-owned subsidiaries would continue as going concerns despite suffering losses, having accumulated deficits or current liabilities which exceed current assets at December 31, 1998 combined with the uncertainty due to the Year 2000 issue and the current economic environment in Moldova and Ukraine, respectively, all of which raise substantial doubt about each of their ability to continue
as a going concern.   The financial statements for each of the
three partially-owned subsidiaries of FMI which do not include any adjustments that might result from the outcome of these uncertainties, have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the Company's consolidated financial statements present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. as of December 31, 1998 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The Company's accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements and in the reports of the other auditors as described above, there are significant uncertainties which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that might be necessary as a result of these uncertainties.



                                        /s/ Deloitte & Touche LLP
Minneapolis, Minnesota
September 3, 1999

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                    CONSOLIDATED BALANCE SHEET
                        December 31, 1999

                             ASSETS

Current Assets:
     Cash and cash equivalents                        $   193,319
     Receivables:
       From sale of discontinued operations               200,000
       Savory Snacks L.L.C.                               323,521
       Other                                                4,300
     Note receivable, net of allowance of  $649,288            --
Prepaid and other current assets                           23,044
       Total current assets                               744,184

Furniture and Equipment, net                               35,161


                                                      $   779,345

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                 $    82,535
     Due to FoodMaster International L.L.C. (FMI)           7,991
     Accrued liabilities                                   23,555
     Deferred gain                                        184,758
       Total current liabilities                          298,839

Non-current Deferred Gain                                  14,951
       Total liabilities                                  313,790

Shareholders' Equity:
     Undesignated stock, $.01 par value, 1,666,667
       shares authorized, no shares issued or
       outstanding                                             --
     Common stock, $.01 par value, 3,333,334
       shares authorized, 805,820 shares issued
       and outstanding                                      8,058
     Additional paid-in capital                         6,264,920
     Accumulated deficit                               (5,807,423)
       Total shareholders' equity                         465,555

Commitments and Contingencies (Note 7)                         --

                                                      $   779,345














See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended   Year Ended
                                                  December 31, December 31,
                                                      1999         1998
Revenues:
  Sales                                          $    48,900  $   440,942
  Management fees from FMI joint venture           1,080,490    1,281,322
  Commissions and other income                        20,983       28,359
                                                   1,150,373    1,750,623
Cost and Expenses:
  Cost of sales                                       41,450      361,449
  Selling, general and administrative              1,171,458    1,391,611
                                                   1,212,908    1,753,060

Operating Loss                                       (62,535)      (2,437)

Other Income (Expense):
  Interest income, net                                60,183      202,027
  Provision for note receivable                     (649,288)          --
  Loss of FMI joint venture                       (1,300,296)    (386,088)

Loss before Income Taxes                          (1,951,936)    (186,498)

Income Tax Expense                                     9,147           --

Net Loss                                         $(1,961,083) $  (186,498)


Net Loss per Common Share:
    Basic                                        $   (2.43)   $   (0.23)
    Diluted                                      $   (2.43)   $   (0.23)
























See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             Years Ended December 31, 1999 and 1998

                                                Additional
                                  Common Stock    Paid-in  Accumulated
                          Shares     Amount       Capital    Deficit     Total

Balance, December 31, 1997    790,820 $  7,908 $ 5,319,298 $(3,659,842) $ 1,667,364

     Exercise of options       15,000      150      22,350          --       22,500

     Sale of interest in FMI
       joint venture               --       --     614,675          --      614,675

     Net loss                      --       --          --    (186,498)    (186,498)

Balance, December 31, 1998    805,820    8,058   5,956,323  (3,846,340)   2,118,041

     Sale of interest in FMI
       joint venture               --       --     308,597          --      308,597

     Net loss                      --       --          --  (1,961,083)  (1,961,083)


Balance, December 31, 1999    805,820  $ 8,058 $ 6,264,920 $(5,807,423) $   465,555
























See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended  Year Ended
                                                  December 31, December 31,
                                                      1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $(1,961,083) $  (186,498)
       Adjustments to Reconcile Net Loss to Cash
       Provided (Used) by Operating Activities:
       Depreciation                                    11,614       14,915
       Provision for doubtful accounts                (12,690)       2,182
       Provision for doubtful notes receivable        649,288           --
       Loss on sale of furniture and equipment             --        1,217
       Loss of FMI joint venture                    1,300,296      386,088
     Changes in Operating Assets and Liabilities:
       Receivables                                     92,271      (53,768)
       Receivable from FMI joint venture              619,071     (239,279)
       Receivable from Savory Snacks                 (200,216)    (123,305)
       Prepaid and other current assets                12,449       22,794
       Accounts payable and accrued liabilities      (299,129)         (56)
       Deferred gains                                 (20,983)      (5,359)
       Net cash provided(used)by operating activities 190,888     (181,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of furniture and equipment      1,952        1,400
     Purchases of furniture and equipment              (4,933)     (21,945)
     Proceeds from note receivable                         --      500,000
     Issuance of note receivable                           --     (600,000)
       Net cash used by investing activities           (2,981)    (120,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options               --       22,500
       Net cash provided by financing activities           --       22,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      187,907     (279,114)

CASH AND CASH EQUIVALENTS, Beginning of year            5,412      284,526

CASH AND CASH EQUIVALENTS, End of year            $   193,319  $     5,412















See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Years Ended December 31, 1999 and 1998

1. Summary of Significant Accounting Policies Business Developed Technology Resource, Inc. (DTR or the Company) invests in and manages food processing operations in the countries of the former Soviet Union (fSU) directly and through FoodMaster International L.L.C. (FMI), its joint venture with Agribusiness Partners International L.P. (API). In addition to FMI, DTR managed the operations of its wholly-owned subsidiary, SXD, Inc.

  During early 1999 and 1998, SXD, Inc. distributed X-ray tubes under DTR's exclusive agreement with a Russian manufacturer, issued unsecured short-term loans, and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed which had no reportable business activity during 1999 or 1998. The x-ray tube distribution agreement expired in March 1999. In 1999, the increase in competition put pressure on the Company to lower its prices to a level that would not be worth continuing this division. Thus, DTR did not seek to renew its purchase or sales contracts.

  Basis of Presentation
  DTR owns 30% of FMI and the Company records its proportionate share of the net income or loss of FMI in the statements of operations as equity in earnings of FMI joint venture under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($3,273,866) is being amortized to income over 15 years.

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

  Impairment  of Long-lived Assets and Long-lived  Assets  to  be
  Disposed of
  The Company reviews its long-lived assets related to each investment to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. The Company evaluates each investment considering a history of operating losses and negative cash flows as its primary indicators of potential impairment. An impaired investment is written down to its estimated fair market value by discounting future cash flows based on the best information available. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

  Revenue Recognition
  Revenue is recognized upon shipment of products to customers and as services are provided.

  Income Taxes
  The Company utilizes the asset and liability method to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

  Net Loss per Common Share
  Net loss per common share is computed by dividing net loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share when the result is dilutive.

  Stock Based Compensation
  The  Company applies the intrinsic-value method of APB  Opinion
  25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock plans. Under the provisions of APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value at the date of the grant.

  Foreign Currency Translation
  During 1998, FMI's fSU operations were accounted for using hyper-inflationary accounting principles. As such, the translation gains and losses from converting each respective local currency to the US dollar were recorded in FMI's consolidated statements of operations.

  Effective January 1, 1999, as required by generally accepted accounting principles, FMI ceased to account for its fSU operations as highly inflationary due to the sharp decline in historical inflation levels. FMI remains cautious concerning the future outlook for operations in the fSU. The Company and FMI will continue to monitor the inflation rates in each of the fSU countries in which it operates to determine if FMI should revert to hyper-inflationary accounting.

  In 1999, the functional currency of FMI's subisidiaries is the local currency. Accordingly, FMI translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs and expenses are translated at weighted average rates during the year. Gains and losses resulting from the translation of the consolidated financial statements are excluded from the results of operations and are reflected as a translation adjustment as a separate component of shareholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

  Use of Estimates
  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

  Reclassifications
  Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 basis of presentation.

  New Accounting Standards
  In  June  1998,  the  FASB issued FAS No. 133,  Accounting  for
  Derivative Instruments and Hedging Activities. Under FAS No. 133, new standards were established for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, changed the effective date of the statement to fiscal years beginning after June 15, 2000. The impact of adoption on the Company's consolidated financial statements has not yet been determined.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the second quarter of 2000. The impact of adoption on the Company's consolidated financial statements has not yet been determined.

2.Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses in 1999 and 1998 and carry an accumulated deficit at December 31, 1999. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

  The Company has incurred substantial losses in recent years and, as a result, has an accumulated deficit of $5,008,240 at December 31, 1999. Losses for 1999 and 1998 were $1,961,083 and $186,498, respectively. FMI has also experienced significant losses which have elimated DTR's carrying value of its investment in FMI at December 31, 1999. The Company's ability to continue
  as   a   going  concern  depends  upon  successfully  obtaining
  sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the
  ordinary   course  of  business.   The  consolidated  financial
  statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

  The Company plans to obtain cash through the collection of $200,216 of its $323,521 receivable with Savory Snacks LLC and the collection of its $649,288 note receivable. The remaining $123,305 of the Savory Snacks receivable will convert to an equity ownership by DTR in Savory Snacks. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.


3.Investment in FoodMaster International L.L.C. (FMI)
  On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, an option to acquire an additional 40% ownership in FoodMaster, and its opportunities for a future acquisition of a dairy in Moldova. Exercise of the option  by  FMI  in  March  1997  increased  the  ownership  in
  FoodMaster to 90%. For a 60% interest in FMI, API agreed to contribute $6 million dollars, which was paid to FMI between March 1997 and June 1998 to further develop FMI's existing and future dairy operations in the fSU. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of
  December 31, 1999 and 1998, DTR owned 30% and 33% of FMI, respectively and API owned 70% and 67% of FMI, respectively based on API's additional contributions. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire five additional subsidiaries between 1998 and 1999. DTR has a right to receive up to 6% additional ownership interest in FMI by achieving certain defined rates of returns for API upon API's transfer, liquidation or sale of their ownership interest in FMI.

  DTR records its proportionate share (40% from March 1997 to September 1998, 33% from October 1998 to December 1998 and 30% thereafter) of the net income or loss of FMI in the statement of operations as equity in (loss) earnings of FMI joint venture under the equity method of accounting.

  From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI business. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR managers were moved to positions with FMI while others were released. The Company recorded management fee revenue of $1,080,490 and $1,281,322 for the years ended December 31, 1999 and 1998, respectively, in accordance with its management agreement with FMI.

  During 1999, the Company recorded a $1,518,554 loss, before amortization of negative goodwill totaling $218,258, related to
  its  share  of  net losses from the FMI joint  venture.   As  a
  result of these losses, the Company's net investment in FMI was reduced to zero. The Company's pro rata share of losses for 1999 was $1,884,169. The excess of the losses over the $1,518,554 loss recorded by the Company in 1999 totaled $365,615. This amount will offset the Company's share of FMI's net income, if any, in future years.

  Summarized financial information from the audited consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                       December 31, 1999
  Current assets                                          $ 5,593,307
  Total assets                                             16,233,418
  Current liabilities                                       4,372,369
  Noncurrent liabilities                                    4,808,399
  Joint-venture equity                                      7,052,651
  DTR's 30% share of FMI 's equity                          2,115,795
  DTR's negative goodwill (amortized over 15 years)        (2,655,469)
  DTR's carrying value of FMI's equity                          -0-

                                             Year Ended   Year Ended
                                             December 31, December 31,
                                                1999          1998
  Sales                                      $20,325,730  $20,366,221
  Gross profit                                 3,652,739    5,271,770
  Net loss                                    (6,280,565)  (1,724,330)
  DTR's share of FMI's loss before amortization
     of DTR's negative goodwill               (1,884,169)    (604,345)
  DTR's share of equity in loss of FMI joint venture,
     net amortization of negative goodwill    (1,300,296)    (386,088)

4.   Note Receivable
  On December 3, 1998, SXD entered into an 8%, $600,000, unsecured, convertible promissory note with an unrelated third party (the party). In addition to the note, the Company received warrants to purchase up to 60,000 shares of the party's common stock at an exercise price of $10 per share. All principal, together with accrued interest of 8% per annum, was due and payable on March 15, 1999. This note was extended to November 30, 1999 to allow the debtor additional time to raise funds and repay the note. As of April 7, 2000, the party has been unable to raise the funds it needs in order to repay the note. The Company is currently restructuring its loan to the party. Although the Company fully expects to collect the funds related to this note, there is no guarantee when and if the party will be able to repay the note. Due to the potential uncollectibility, the Company has fully reserved for the balance of the note and accrued interest through November 1999 of $649,288. The Company has recognized a charge of $649,288 which is included as Other Expense in the Statement of Operations.

5.   Furniture and Equipment
  Furniture and equipment are summarized as follows:

                             Estimated
                             Useful Life
  Software                    3-5 years               $   11,730
  Furniture & equipment         5 years                  108,366
  Leasehold improvements        5 years                    4,982
                                                         125,078
  Less accumulated depreciation                           89,917
  Furniture and equipment, net                        $   35,161

6.   Discontinued Operations
  Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technologies, Inc., a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of 1996 and a note receivable totaling $765,000 payable over 30 months. Additional contingent payments may also be received based on future performance of Gate Technologies, Inc. DTR retained the right to pursue airport security management contracts.

  Due to the inherent risks associated with operating in the fSU, including credit risk, the $621,707 gain on this sale was deferred and will be recognized as payments are received. Through December 31, 1999, DTR has collected a total of $325,000 on this note. In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. Thus, the total still due under this note is $480,000 and the former employee is in default on all payments. This receivable is still offset by a deferred gain of $461,707.

  Due to the buyer's delinquency in payment and the limited success of the business that was sold, management reduced the receivable and the related deferred gain recorded on its balance sheet by $280,000 at December 31, 1998. The remaining receivable balance of $200,000 is mostly offset by a current deferred gain of $181,707 in the balance sheet at December 31, 1999 and 1998. The former employee pledged 16,430 of his shares of DTR's common stock as collateral for the loan and DTR is currently in the process of foreclosing on these shares. After this foreclosure, the Company will show approximately $180,000 remaining as a receivable.

7.   Commitments & Contingencies
  Leases
  The Company leases its office facilities under a five-year operating lease that expires on April 30, 2002. The following
  schedule   sets  forth  the  future  minimum  rental   payments
  required under the operating lease:
                          Year Ending                   Operating
                          December 31,                    Leases
                             2000                         19,507
                             2001                         20,012
                             2002                          6,727
                                                        $ 46,246

  Rent expense was $72,892 and $66,911, for the years ended December 31, 1999 and 1998, respectively. Rent expense exceeds the amount shown in the above operating lease commitments due to apartment rentals for expatriate employees or corporate apartments on a month-to-month basis. These rental fees were charged back to FMI through the management fee each month.

8.Stock Options and Warrants
  Under the Company's 1992 Stock Option Plan (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and non-employees. Options granted to employees generally vest over a five-year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees vest equally over one year after the date of grant and are exercisable for ten years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares.

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

  FAS No. 123, Accounting for Stock Based Compensation, requires the Company to provide pro- forma information regarding net loss and per share amounts as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed by FAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

                                      Year Ended     Year Ended
                                      December 31,   December 31,
                                         1999           1998
  Dividend Yield                         None           None
  Volatility                            135.2%       105.5-115.3%
  Risk Free Interest Rate                5.99%       5.8% - 5.9%
  Expected Lives in Months                 24          30 - 120

  Had compensation costs been determined based on the fair value of options at their grant dates in accordance with FAS No.
  123, the Company would have shown the following effect:

                                               Year Ended    Year Ended
                                               December 31,  December 31,
                                                  1999          1998

  Increase in Net Loss                         $   10,200    $  122,000
  Decrease in EPS Basic                              0.01          0.15
  Decrease in EPS Diluted                            0.01          0.10

  The following table summarizes the information about the Company's warrant and stock option activity for the years ended December 31, 1999 and 1998:

                                                Outside         Weighted-
                                       Employee Directors        Average
                                        Stock   Option          Exercise
                             Warrants  Options   Plan    Total Price/Share
  Balance, December 31, 1997   28,333  610,000  30,000  668,333  $ 2.19

  Expired                     (28,333)  (6,667)     --  (35,000) $18.14

  Exercised                        --       -- (15,000) (15,000) $ 1.50

  Granted                          --   35,000  10,000   45,000  $ 2.85

  Balance, December 31, 1998       --  638,333  25,000  663,333  $ 1.41

  Expired                          --  (55,000)     --  (55,000) $ 1.69

  Granted                          --       --  10,000   10,000  $ 1.50

  Balance, December 31, 1999       --  583,333  35,000  618,333  $ 1.39

  Exercisable, December 31,1999    --  336,083  25,000  361,083  $ 1.39

  The following table summarizes information about the Company's stock plans at December 31, 1999:

                             Options Outstanding         Options  Exercisable
                                  Weighted-  Weighted-               Weighted-
                        Number     Average    Average      Number     Average
     Range of        Outstanding  Remaining  Exercise   Exercisable   Exercise
  Exercise Price     at 12/31/99 Life (years)  Price    at 12/31/99    Price
  $1.19 to $1.50       560,000      5.81      $1.23      329,000       $1.23
  $2.75 to $3.125       58,333      4.04      $2.88       32,083       $2.95
                       618,333                           361,083

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

9.     Income Taxes
  Deferred income tax assets and liabilities were as follows:
                                                          December 31,
                                                              1999
  Deferred tax asset                                       $1,836,000
  Deferred tax liabilities                                   (221,000)
  Valuation allowance                                      (1,615,000)
                                                                 --

  Deferred income tax assets and liabilities consist primarily of net operating loss (NOL) carryforwards and the allowance for doubtful accounts, and differences between the financial and tax basis of the investment in a joint venture, respectively.

  At December 31, 1999, the Company had NOL carryforwards of approximately $3,330,000 for income tax purposes. The NOL carryforwards expire in years 2008 through 2019 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the consolidated financial statements since realization is not reasonably assured.


10.    Earnings Per Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                                   Year Ended    Year Ended
                                                  December 31,  December 31,
                                                      1999         1998
  Numerator:
  Net loss                                        $(1,961,083) $  (186,498)

  Denominator:
  Weighted average shares - Basic earnings            805,820      805,615
  Dilutive effect of stock options/warrants                --           --
  Weighted average shares - Diluted earnings          805,820      805,615

  Net loss per share - Basic                      $     (2.43)  $    (0.23)

  Net loss per share - Diluted                    $     (2.43)  $    (0.23)

  The assumed exercise of potentially dilutive securities
  (560,000 and 658,333 shares) have not been included in the computation of diluted earnings per common share for the years ended December 31, 1999 and 1998, respectively as their effect would be antidilutive.

11.    Related Party Transactions
  During 1998, DTR sold a packaging machine and inventory items to FMI for $118,130 and $16,294, respectively. The cost of these items were $82,592 and $17,907 respectively. There were no related party transactions in the year ended December 31, 1999.

  On December 3, 1998, SXD entered into an 8%, $600,000, unsecured, convertible promissory note with an unrelated third party (the party). In addition to the note, the Company received warrants to purchase up to 60,000 shares of the party's common stock at an exercise price of $10 per share. This loan was offered as part of a $1.2 million bridge financing deal that was being administered by Equity Securities Investments Inc. (Equity Securities). One of DTR's directors, is the Vice-President of Equity Securities. In addition to the bridge financing, Equity Securities was working with the party as its agent to raise additional financing through a private placement. This relationship expired November 1999 and there is no current commitment to renew.

12.    Economic Dependence
  For the year ended December 31, 1999 and 1998, the Company had two customers which comprised 100% of its x-ray tube sales of $48,900 and $303,900, respectively. In addition, the Company had one supplier for these x-ray tubes. Purchases from this supplier totaled $41,450 and $260,950 for the years ended December 31, 1999 and 1998, respectively. Sales to related parties comprised $134,424 or 30.5% of total sales for the year ended December 31, 1998. There were no sales to related parties during the year ended December 31, 1999. For the year ended December 31, 1998, the Company had two non-related customers which comprised $303,900 or 68.9% of total sales.

13. Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  For the year ended December 31, 1998, the Company reduced the deferred gain and corresponding receivable from the sale of discontinued operations by $280,000 as discussed in Note 6.

  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. As a result, DTR recorded a $308,597 and a $614,675 increase in the value of its investment during the years ended December 31, 1999 and 1998, respectively for the cash contributed by API to FMI through April 1999 in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also correspondingly increased DTR's paid-in-capital.

  In 1999, the Company transferred $49,288 related to accrued interest on the note receivable from other receivables to the principal balance due on notes receivable.

                                                    Year Ended  Year Ended
                                                    December 31,December 31,
  Supplemental cash flow information:                    1999       1998
  Cash paid for:
  Interest                                            $  3,360  $  2,110


14. Subsequent Events

  On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 shares owned by the former employee.

  On January 13, 2000, the Board of Directors agreed to Amend the employment agreement of John Hupp, President. The Board voted to reduce his current number of stock options from 250,000 to 207,500, to grant him 40,000 new stock options, and to offer him the option of a non-interest bearing loan to purchase these options in the event that he is terminated without cause.
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 21, 1999, Developed Technology Resource, Inc. dismissed Deloitte & Touche LLP, the principal accountant previously engaged to audit the registrant's consolidated financial statements for the year ended December 31, 1998, the two-month transition period ended December 31, 1997 and the fiscal year ended October 31, 1997, as its independent accountant. Deloitte & Touche LLP's report on the financial statements for the year ended December 31, 1998 and the two-month transition period ended December 31, 1997 contained a paragraph expressing doubt over the Company's ability to continue as a going concern but was not modified as to audit scope or accounting principles. Deloitte & Touche LLP's report on the financial statements for the fiscal year ended October 31, 1997 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. In connection with the audit for the fiscal year ended October 31, 1997 and through October 21, 1999, there have been no disagreements with Deloitte
&   Touche   LLP  on  any  matter  of                  accounting
principles  or  practices,  financial  statement  disclosure,  or
auditing  scope or procedure, which                disagreements,
if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such period. The decision to
change                accountants has been approved by the  Board
of Directors of the registrant.

     On October 21, 1999, KPMG LLP was appointed as the registrant's new independent accountant to audit the registrant's consolidated financial statements. During the past fiscal year and through October 21, 1999, the registrant has not, prior to engaging the new accountant, consulted the new accountant regarding the application of accounting principles to a specific or contemplated transaction or regarding the type of audit opinion that might be rendered on the registrant's consolidated financial statements.



                            PART III

ITEM 9    DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

     The information required by Item 9 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1999.



ITEM 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1999.





ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1999.


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

          4.2   Form  of  Subscription Agreement  and  Investment
          Representations in connection with private placement of 300,000 shares of Common Stock(1)

          4.3   Amended  Incentive Stock  Option  Grant  -  Erlan
          Sagadiev dated December 11, 1996(6)

          4.4 Amended Incentive Stock Option Grant - John Hupp dated December 11, 1996(6)

          4.5 1992 Stock Option Plan as amended and restated effective September 30, 1996(8)

          4.6   Developed Technology Resource, Inc. 1997  Outside
          Directors  Stock  Option  Plan  effective  November  1,
          1997(7)

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

          10.3 Contract for Fiduciary Management of State Shares of the Open Type Joint Stock Company, Ak-Bulak with their Subsequent Buy-out Option (4)

          10.5 Form of Stock Option Agreement(1)

          10.6  Limited Liability Company Agreement of FoodMaster
          International  L.L.C. as amended and restated  November
          15, 1999(12)

          10.7  FoodMaster  International L.L.C.  Share  Transfer
          Agreement dated March 3, 1997(6)

          10.8  FoodMaster  International L.L.C.  Bill  of  Sale,
          Assignment  and  Assumption Agreement  dated  March  3,
          1997(6)

          10.9  Management Agreement between DTR  and  FoodMaster
          International L.L.C. as amended and restated  September
          11, 1998(9)

          10.10      Termination of Management Agreement  between
          DTR   and  FoodMaster  International  L.L.C.  effective
          November 15, 1999(12)

          10.12      Form  of  Assignment of  Financial  Advisory
          Agreement from the Company to FAI Limited Partnership effective January 31, 1993(1)

          10.13      Employment Agreement between DTR  and  Erlan
          Sagadiev effective September 30, 1996(6)

          10.14      Employment Agreement between  DTR  and  John
          Hupp   effective  October  1,  1998  as   amended   and
          restated(9)

          10.15 Amendment to Employment Agreement between DTR and John Hupp effective January 13, 2000(12)

          10.16      Office  Lease between DTR  and  McNeil  Real
          Estate  dated March 11, 1997 effective until April  30,
          2002(8)

          10.18      Promissory  Note between DTR  and  Hyperport
          International, Inc. dated July 26, 1999(12)

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

          10.45      Amendment  to Asset Sale Agreement  (Exhibit
          10.1) dated August 20, 1997 (7)

          16.1  Letter  of agreement from Deloitte &  Touche  LLP
          (11)

          21.1  Subsidiaries  of  Developed Technology  Resource,
          Inc. as amended(10)

          27   Financial Data Schedule(12)


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

(7)Incorporated by reference to exhibit numbers 10.44  and  10.45 included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1997.

(8)Incorporated  by reference to exhibit numbers 10.4  and  10.16 included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the first fiscal quarter ended
   January 31, 1998.

(9)Incorporated by reference to the same exhibit number included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the third calendar quarter ended September
   30, 1998.

(10) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to exhibit number A included in the Company's 8-K filing for Change in Registrant's
   Certifying  Accountant  filed with the Commission  on  October
   26, 1999.

 (12)   Filed herewith.




                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                   DEVELOPED TECHNOLOGY RESOURCE,
INC.



Date:    April 14, 2000            By _________________________________
                                   Name:      John P. Hupp
                                   Title:     President



Date:    April 14, 2000            By _________________________________
                                   Name:      LeAnn H. Davis, CPA
                                   Title:     Chief Financial Officer
                                   (Principal Financial & Accounting Officer)



Date:    April 14, 2000            By _________________________________
                                   Name:      Peter L. Hauser
                                   Title:     Director



Date:    April 14, 2000            By _________________________________
                                   Name:      Roger W. Schnobrich
                                   Title:     Director