Form 10QSB
period 2000-03-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2000-05-22
CIK 890725

FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________


                Commission File Number:  0-21394



               Developed Technology Resource, Inc.
       (Exact name of issuer as specified in its charter)



          Minnesota                          41-1713474
State of Incorporation         I.R.S. Employer Identification No.


                 7300 Metro Boulevard, Suite 550
                     Edina, Minnesota  55439
              Address of Principal Executive Office


                         (952) 820-0022
                    Issuer's Telephone Number



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As  of  May  12, 2000, there were 930,820 shares of the  issuer's
Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

              For the Quarter Ended March 31, 2000


                                                                   Page No.

PART   I. FINANCIAL INFORMATION

     Item 1.   Condensed Unaudited Consolidated Financial Statements
               Condensed consolidated balance sheets                    3
               Condensed consolidated statements of operations          4
               Condensed consolidated statements of cash flows          5
               Notes to condensed consolidated financial statements     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Shareholders         14

     Item 6.                Exhibits and Reports on Form 8-K           14


SIGNATURES                                                             16

ITEM  1.  CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                                          March 31,      December 31,
                                             2000           1999
Current Assets:
     Cash and cash equivalents        $     69,583   $    193,319
     Receivables:
       From sale of discontinued
       operations                          200,000        200,000
       FoodMaster International LLC(FMI)    32,708             --
       Savory Snacks L.L.C.                323,535        323,521
       Other                                 1,979          4,300
     Note receivable, net of allowance
     of $649,288                                --             --
     Prepaid and other current assets       22,150         23,044
       Total current assets                649,955        744,184

Furniture and Equipment, net                32,082         35,161

                                      $    682,037   $    779,345



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                 $     25,463   $     82,535
     Due to FoodMaster International
     LLC (FMI)                                  --          7,991
     Accrued liabilities                    17,500         23,555
     Deferred gain                         184,758        184,758
       Total current liabilities           227,721        298,839

Non-current Deferred Gain                   14,190         14,951
       Total liabilities                   241,911        313,790

Shareholders' Equity:
     Common stock                            9,308          8,058
     Additional paid-in capital          6,470,838      6,264,920
     Note receivable                       (82,500)            --
     Accumulated deficit                (5,957,520)    (5,807,423)
       Total shareholders' equity          440,126        465,555

Commitments and Contingencies                   --             --

                                      $    682,037   $    779,345









 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2000 and 1999
                           (Unaudited)

                                             2000            1999
Revenues:
   Sales                                    $         --     $     48,900
   Management  fees from FMI joint venture         7,500          313,210
   Commissions and other income                      761            1,322
                                                   8,261          363,432
Cost and Expenses:
  Cost of sales                                       --           41,450
  Selling,  general and administrative           159,029          324,888
                                                 159,029          366,338

Operating Loss                                  (150,768)          (2,906)

Other Income(Expense):
  Interest income, net                               671           10,946
  Loss of FMI joint venture                           --         (153,510)

Net Loss                                    $   (150,097)    $   (145,470)




Net Loss per Common Share:
     Basic                                  $      (0.17)    $      (0.18)

     Diluted                                $      (0.17)    $      (0.18)


Weighted Average Shares Outstanding:
  Basic                                          888,238          805,820

  Diluted                                        888,238          805,820


















 See accompanying notes to the condensed consolidated financial statements.

             DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 2000 and 1999
                           (Unaudited)


                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                               $   (150,097)  $   (145,470)
     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
       Depreciation                                3,079          2,811
       Equity in loss (earnings) of
       FMI joint venture                              --        153,510
         Non-cash stock option expense            54,668             --
     Changes in operating assets and liabilities:
       Receivables                                 2,321         66,600
       Receivable from FMI joint venture         (40,699)       115,226
       Receivable from Savory Snacks                 (14)            --
       Prepaid and other current assets              894        (25,292)
       Accounts payable and accrued
       liabilities                               (63,127)      (147,191)
       Deferred gains                               (761)        (1,322)
       Net cash provided(used) by
       operating activities                     (193,736)        18,872

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of furniture
     and equipment                                    --          1,740
     Purchases of furniture and
     equipment                                        --           (426)
       Net cash provided by
       investing activities                           --          1,314

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
     options                                      70,000             --
       Net cash provided by
       financing activities                       70,000             --

INCREASE(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                (123,736)        20,186

CASH AND CASH EQUIVALENTS, Beginning
     of Period                                   193,319          5,412

CASH AND CASH EQUIVALENTS, End
     of Period                                $   69,583     $   25,598











 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
  Business
  Developed Technology Resource, Inc. (DTR or the Company) invests in and manages food processing operations in the countries of the former Soviet Union (fSU) directly and through FoodMaster International L.L.C. (FMI), its joint venture with Agribusiness Partners International L.P. (API). In addition to FMI, DTR managed the operations of its wholly-owned subsidiary, SXD, Inc until January 2000 at which time SXD was merged back into DTR.

  During early 1999 SXD, Inc. distributed X-ray tubes under DTR's exclusive agreement with a Russian manufacturer, issued unsecured short-term loans, and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed which had no reportable business activity during 1999. The x-ray tube distribution agreement expired in March 1999. In 1999, the increase in competition put pressure on the Company to lower its prices to a level that would not be worth continuing this division. Thus, DTR did not seek to renew its purchase or sales contracts.

  The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 1999. Interim results of operations for the three-month period ended March 31, 2000 may not necessarily be indicative of the results to be expected for the full year.

  Basis of Presentation
  DTR owns 30% of FMI and the Company records its proportionate share of the net income or loss of FMI in the consolidated statements of operations as loss or income of FMI joint venture under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($3,273,866) is being amortized to income over 15 years.

  Net Loss per Common Share
  Net loss per common share is computed by dividing net loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share when the result is dilutive.

  Foreign Currency Translation
  Effective January 1, 1999, as required by generally accepted accounting principles, FMI ceased to account for its fSU operations as highly inflationary due to the sharp decline in historical inflation levels. FMI remains cautious concerning the future outlook for operations in the fSU. The Company and FMI will continue to monitor the inflation rates in each of the fSU countries in which it operates to determine if FMI should revert to hyper-inflationary accounting.

  In 2000, the functional currency of FMI's subsidiaries is the local currency. Accordingly, FMI translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs and expenses are translated at weighted average rates during the year. Gains and losses resulting from the translation of the consolidated financial statements are excluded from the results of operations and are reflected as a translation adjustment as a separate component of shareholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

  For the financial results as of March 31,1999, the amounts reflected for FMI's operations were prepared under the hyper-inflationary accounting method which translates the results as if the U.S. dollar is the local currency. Under this method, all gains and losses resulting from the translation of the consolidated financial statements were included in the results of operations during the period. In December 1999, DTR determined that the countries ceased to be highly inflationary effective January 1, 1999 and reflected FMI's annual 1999 results assuming non-hyperinflation. Therefore, DTR will be amending this 10QSB within a month to restate FMI's quarterly 1999 results, to reflect the results assuming non-hyperinflation rather than hyper-inflationary accounting. This change will not affect the results stated during the three months ended March 31, 2000.

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


2.Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses in the first quarter of 2000, 1999 and 1998, and carry an accumulated deficit at March 31, 2000. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

  The Company has incurred substantial losses in recent years and, as a result, has an accumulated deficit of $5,957,520 at March 31, 2000. FMI has also experienced significant losses, which has eliminated DTR's carrying value of its investment in FMI at December 31, 1999. FMI's losses for the three months ended March 31, 2000 and 1999 were approximately $356,000 and $694,000, respectively. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

  The Company plans to obtain cash through the collection of $200,230 of its $323,535 receivable with Savory Snacks LLC and the collection of its $649,288 note receivable. The remaining $123,305 of the Savory Snacks receivable was converted to a 40% equity ownership in Savory Snacks as of April 1, 2000. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.


3.Investment in FoodMaster International L.L.C. (FMI)
  As of December 31, 1999, DTR owned 30% and API owned 70% of FMI, respectively. DTR has a right to receive up to 6% additional ownership interest in FMI by achieving certain defined rates of returns for API upon API's transfer, liquidation or sale of their ownership interest in FMI. DTR records its proportionate share of the net income or loss of FMI in the statement of operations as loss or income of FMI joint venture under the equity method of accounting.

  From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI business. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR managers were moved to positions with FMI while others were released. During 2000, FMI contracted DTR to perform some select financial services. DTR recorded management fee revenue of $7,500 for the three months ended March 31, 2000 in relation to these services. The Company recorded management fee revenue of $313,210 for the three months ended March 31, 1999 in accordance with its prior management agreement with FMI.

  During 1999, the Company recorded a $1,518,554 loss, before amortization of negative goodwill totaling $218,258, related to its share of net losses from the FMI joint venture. As a result of these losses, the Company's net investment in FMI was reduced to zero. The Company's pro rata share of losses for 1999 was $1,946,023. The excess of the losses over the $1,518,554 loss recorded by the Company in 1999 totaled
  $427,469. This amount increased to $479,802 at March 31, 2000. This amount will offset the Company's share of FMI's net income, if any, in the future. During the three months ended March 31, 2000, DTR recognized $54,564 of FMI's losses as an offset to the negative goodwill amortization of $54,564.

  Summarized    financial   information   from   the    unaudited
  consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                     March 31, 2000
                                                     (in thousands)
  Current assets                                           $  4,776
  Total assets                                               14,394
  Current liabilities                                         4,127
  Non-current liabilities                                     4,731
  Joint-venture equity                                        5,537
  DTR's 30% share of FMI 's equity                            1,661
  DTR's negative goodwill (amortized over 15 years)         (2,601)
  DTR's carrying value of FMI's equity                          -0-

                                                Three Months Ended
                                                     March 31,
                                                   2000       1999
                                            (in thousands)(in thousands)
  Sales                                       $     5,653  $  5,751
  Gross profit                                        816       786
  Net loss                                           (356)     (694)
  DTR's share of FMI's loss before amortization of
     DTR's negative goodwill                         (107)      (12)
  DTR's share of income (loss) of FMI joint venture,
     net of amortization of negative goodwill         (53)       42


4.Net Income (Loss) per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                                   Three Months Ended
                                                        March 31,
                                                    2000      1999
  Numerator:
  Net loss                                       $ (150,097)  $ (145,470)

  Denominator:
  Weighted average shares - Basic earnings          888,238      805,820
  Dilutive effect of stock options/warrants              --           --
  Weighted average shares - Diluted earnings        888,238      805,820

  Net loss per share - Basic                      $   (0.17)  $    (0.18)

  Net loss per share - Diluted                    $   (0.17)  $    (0.18)

  An aggregate of 313,333 and 663,333 options to acquire the Company's common stock at March 31, 2000 and 1999, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.


5. Equity
  In connection with the exercise of a stock option to acquire 125,000 shares of common stock, the Company granted the option holder a nonrecourse note bearing interest at 4.87%. As a result of this note, this stock option will be treated as a variable stock option. This note is secured by 90,000 shares owned by the former employee. During the three-month period ended March 31, 2000, the Company recognized $13,998 as compensation expense related to this loan.

  On January 13, 2000, the Board of Directors agreed to amend the employment agreement of John Hupp, President. The Board voted to reduce his current number of stock options from 250,000 to 207,500 in order to reflect the merger SXD's assets into DTR, and they offered him the option of a non-interest bearing loan to purchase these options in the event that he is terminated without cause. As a result of this significant change, the original stock option must be revalued at the current market price on this date. The original option price was $1.22 per share and the market price on January 13, 2000 was $1.50. Therefore as of March 31, 2000, the Company recognized $40,670 as compensation expense for the vested options related to this transaction.


6. Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars as discussed in Note 3. For the three months ended March 31, 1999, API contributed $1.7 million to FMI resulting in a $158,597 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through March 1999.

  In connection with a stock option exercise in January 2000, the Company granted the optionee a nonrecourse note for $82,500.

  Supplemental cash flow information:

  For the three months ended March 31,       2000           1999
  Cash paid for:
    Interest                           $      241     $    1,056
    Taxes                              $       --     $       --

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


Revenues

     The Company generated total revenues of $8,261 in the first quarter of 2000, compared to $363,432 in the first quarter of 1999. The 98% decrease from 1999 revenue levels is the result of the discontinuance of the sales of x-ray tubes in March 1999 and the discontinuance of the FMI management fee contract in November 1999.

     Sales of x-ray tubes by SXD Inc., DTR's wholly-owned subsidiary, were $48,900 in the first quarter of 1999. There were several companies that manufacture and sell x-ray tubes in direct competition to DTR. The Company did not have a measurable market share and began phasing this division out of its operations in January 1999. In accordance with its plan to phase out this operating division, the Company ended its relationship with its supplier, Svetlana Rentgen, in March 1999. Therefore, there are no sales of x-ray tubes after March 1999.

     In 1999, management fee income resulted only from expenses billed to FMI for services. These charges contained no profit margin and were in accordance with a pre-approved budget between DTR and FMI. In 2000, there will be no further management fees charged to FMI by DTR under this old management contract. However, FMI has contracted certain financial services from DTR, and DTR is receiving $2,500 per month in accordance with this agreement. During the three months ended March 31, 2000 and 1999, DTR billed $7,500 and $313,210, respectively in accordance with its management agreements with FMI. Management fees declined in 2000 due to the discontinuance of the old management contract in November 1999, as discussed above. In the future, FMI may contract additional management or consulting services from DTR as agreed upon by the FMI Board of Directors. DTR is also evaluating other management or consulting arrangements in order to generate additional revenues.


Cost of Sales

     The only cost of sales at March 31, 1999 relates to the cost on x-ray tubes. The cost of $41,450 in the first quarter of 1999 provided a gross profit on x-ray tubes sales of 15.2%. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.


Selling, general and administrative

      Selling, general and administrative expenses for the three months ended March 31, 2000 were $159,029 compared to $324,888 for the three months ended March 31, 1999. In the first quarter of 2000, DTR recognized $54,668 of non-cash compensation expense related to the issuance of stock options to employees. Since DTR discontinued its management of FMI in November 1999 they incurred fewer costs to manage DTR operations. However, most of the costs that still remain are no longer being reimbursed through management fees. Therefore in 2000, DTR is continuing to reduce its overhead and is seeking opportunities to provide additional management and consulting services. The majority of the 1999 costs were offset by the management fee income of $313,210 for the three months ended March 31, 1999. These management fees were charged to FMI as discussed above under Revenues.


Liquidity and Capital Resources

Operating Activities

      DTR used $193,736 of cash in the first quarter of 2000 compared to receiving cash from operating activities in the amount of $18,872 in the first quarter of 1999. The large increase in cash used is resulting from DTR's expenses no longer being reimbursed by FMI under a management contract.

Investing Activities

     DTR neither sold nor purchased any assets during the three months ended March 31, 2000. In the first quarter of 1999, DTR sold $2,380 of equipment at its net book value of $1,740 to FMI. Thus resulting in no gain or loss on the sales. Additionally, DTR purchased $426 of equipment in the first quarter of 1999.

Financing Activities

     On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a nonrecourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 shares owned by the former employee. There were no financing activities during the three months ended March 31, 1999.

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

     FMI is seeking to finalize negotiations to receive up to an additional $2-$4 million in cash in the form of convertible debt instruments at its consolidated FoodMaster Kazakhstan locations from third-party investors.

     DTR   believes  FMI  has  sufficient  working  capital   and
liquidity to fund its current operations through the coming year.

     The Company plans to obtain cash through the collection of $200,230 of its $323,535 receivable with Savory Snacks LLC and the collection of its $649,288 note receivable. The remaining $123,305 of the Savory Snacks receivable was converted to a 40% equity ownership by DTR in Savory Snacks as of April 1, 2000. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.

     In November 1997, DTR's Board of Directors authorized 500,000 stock options to be awarded to Messrs Hupp and Sagadiev over a five-year period as incentive compensation to build the dairy processing business in the former Soviet Union. At the same time, the board voted to establish a wholly-owned subsidiary called SXD, Inc. to which these stock options would not
participate.   DTR's minority interest in Phygen, Inc., a coating
technology business, its contractual rights to possible revenue from the cancer detection technology being developed by Armed, and the x-ray tube distribution business was transferred to SXD. Additionally, DTR transferred $800,000 in cash and receivables to
SXD.   Since November 1997, DTR's Board sought investment
opportunities for SXD outside of the former Soviet Union in an effort to maximize shareholder value. Following the termination of the x-ray tube distribution business in March 1999 and DTR's needs for continued operations, the Board of Directors voted in January 2000 to liquidate SXD by transferring all of the assets, ownership interests, and liabilities back to DTR in complete redemption of the outstanding common stock. The outstanding stock options of Messrs. Hupp and Sagadiev were reduced by 17% following the transfer of the assets back to DTR.

     On January 13, 2000, the Board of Directors agreed to amend the employment agreement of John Hupp, President. The Board voted to reduce his current number of stock options from 250,000 to 207,500 (in accordance with the 17% reduction stated above), and to offer him the option of a non-interest bearing loan to purchase these options in the event that he is terminated without cause. In addition, they granted him 40,000 new stock options at a price per share equal to the mean between the bid and ask prices as of that date. The Board also extended the offer of the non-interest bearing loan to these options.
PART II.  OTHER INFORMATION


     ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2000.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               21.1 Subsidiaries of Developed Technology
                    Resource, Inc., as amended

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended March 31, 2000.

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












                                 DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:     May 22, 2000             By _/s/ John P.Hupp________
                                   Name:   John P. Hupp
                                   Title:     President



Date:     May 22, 2000             By _/s/ LeAnn H. Davis_____
                                   Name:   LeAnn H. Davis, CPA
                                   Title: Chief Financial Officer
                                   (Principal Financial &
                                   Accounting Officer)



Date:     May 22, 2000             By _/s/ Peter L. Hauser____
                                   Name:   Peter L. Hauser
                                   Title:     Director



Date:     May 22, 2000             By _/s/ Roger W. Schnobrich
                                   Name:   Roger W. Schnobrich
                                   Title:     Director