Form 10QSB
period 2000-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2000-08-21
CIK 890725

                           FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________


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


As  of August 11, 2000, there were 930,820 shares of the issuer's
Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

               For the Quarter Ended June 30, 2000


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

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                                            June 30,    December 31,
                                              2000         1999
Current Assets:
     Cash and cash equivalents          $      264     $  193,319
     Receivables:
       From sale of discontinued operations200,000        200,000
       FoodMaster International L.L.C. (FMI)23,299             --
       Savory Snacks L.L.C.                200,416        323,521
       Other                                 1,674          4,300
     Note receivable, net of allowance
       of $649,288                              --             --
     Prepaid and other current assets       15,668         23,044
       Total current assets                441,321        744,184

Furniture and Equipment, net                25,618         35,161

Investment in Savory Snacks L.L.C.          92,293             --

                                        $  559,232     $  779,345



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $   32,238     $   82,535
     Due to FoodMaster International
       L.L.C. (FMI)                             --          7,991
     Accrued liabilities                    15,300         23,555
     Deferred gain                         184,758        184,758
       Total current liabilities           232,296        298,839

Non-current Deferred Gain                   13,429         14,951
       Total liabilities                   245,725        313,790

Shareholders' Equity:
     Common stock                            9,308          8,058
     Additional paid-in capital          6,459,745      6,264,920
     Note receivable                       (82,500)            --
     Accumulated deficit                (6,073,046)    (5,807,423)
       Total shareholders' equity          313,507        465,555

Commitments and Contingencies                   --             --

                                        $  559,232     $  779,345

 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        2000        1999        2000        1999
Revenues:
  Sales                             $       --  $       --  $       --  $   48,900
    Management   fees  from  FMI         7,500     348,871      15,000     662,081
  Commissions and other income             761       1,336       1,522       2,658
                                         8,261     350,207      16,522     713,639
Cost and Expenses:
  Cost of sales                             --          --          --      41,450
  Selling, general and administrative   93,313     365,858     252,342     690,746
                                        93,313     365,858     252,342     732,196

Operating Loss                         (85,052)    (15,651)   (235,820)    (18,557)

Other Income (Expense):
  Interest income, net                     538      21,785       1,209      32,731
  Loss of Savory Snacks L.L.C.         (31,012)         --     (31,012)         --
  Loss of FMI                               --    (204,920)         --    (358,430)

Net Loss                            $ (115,526) $ (198,786) $ (265,623) $ (344,256)




Net Loss per Common Share:
     Basic                          $    (0.12) $    (0.25) $    (0.29) $    (0.43)

     Diluted                        $    (0.12) $    (0.25) $    (0.29) $    (0.43)


Weighted Average Shares Outstanding:
     Basic                             930,820     805,820     909,529     805,820

     Diluted                           930,820     805,820     909,529     805,820










 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 2000 and 1999
                           (Unaudited)

                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                 $ (265,623)     $ (344,256)
     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
         Depreciation                              6,042           5,661
         Provision for doubtful accounts              --         (12,690)
         Loss on sale of furniture and equipment   1,401              --
         Equity in loss of FMI                        --         358,430
         Equity in loss of Savory Snacks L.L.C.   31,012              --
         Non-cash stock option compensation
          expense                                 43,575              --

     Changes in operating assets and liabilities:
       Receivables                                 2,626         108,459
       Receivable from FMI                       (31,290)        101,762
       Receivable from Savory Snacks L.L.C.         (200)             --
       Prepaid and other current assets            7,376           8,609
       Accounts payable and accrued liabilities  (58,552)       (172,678)
       Deferred gains                             (1,522)         (2,658)
       Net cash provided (used) by operating
        activities                              (265,155)         50,639

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of furniture and
       equipment                                   2,100           1,952
     Purchases of furniture and equipment             --          (1,026)
       Net cash provided by investing
         activities                                2,100             926

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options      70,000              --
       Net cash provided by financing
         activities                               70,000              --

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                (193,055)         51,565

CASH AND CASH EQUIVALENTS, Beginning
     of Period                                   193,319           5,412

CASH AND CASH EQUIVALENTS, End of Period      $      264      $   56,977






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

  Effective  April 1, 2000, DTR owns 40% of Savory Snacks  L.L.C.
  (Savory  Snacks), a Wisconsin corporation that  currently  owns
  100% of a snack food production company in Talgar, Kazakhstan.

  The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 1999. Interim results of operations for the six-month period ended June 30, 2000 may not necessarily be indicative of the results to be expected for the full year.

  Basis of Presentation
  DTR owns 30% of FMI and 40% of Savory Snacks and the Company records its proportionate share of the net income or loss of these entities in the consolidated statements of operations as loss or income of FMI and Savory Snacks L.L.C. under the equity method of accounting. The excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($3,273,866) is being amortized to income over 15 years.

  Net Loss per Common Share
  Net loss per common share is computed by dividing net loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share when the result is dilutive.

  Foreign Currency Translation
  Effective January 1, 1999, as required by accounting principles generally accepted in the United States of America, FMI ceased to account for its fSU operations as highly inflationary due to the sharp decline in historical inflation levels. FMI remains cautious concerning the future outlook for operations in the fSU. The Company and FMI will continue to monitor the inflation rates in each of the fSU countries in which it operates to determine if FMI should revert to hyper-inflationary accounting.

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

  For the financial results as of June 30,1999, the amounts reflected for FMI's operations were prepared under the hyper-inflationary accounting method which translates the results as if the U.S. dollar is the local currency. Under this method, all gains and losses resulting from the translation of the consolidated financial statements were included in the results of operations during the period. In December 1999, DTR determined that the countries ceased to be highly inflationary effective January 1, 1999 and reflected FMI's annual 1999 results assuming non-hyperinflation. Therefore, DTR will be amending this 10QSB in the future to restate FMI's quarterly and six-month 1999 results, to reflect the results assuming non-hyperinflation rather than hyper-inflationary accounting.
  This change will not affect the results stated during the three and six months ended June 30, 2000.

  Use of Estimates
  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.


2.Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses over the past two years and carry an accumulated deficit at June 30, 2000. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

  The Company has incurred substantial losses in recent years and, as a result, has an accumulated deficit of $6,073,046 at June 30, 2000. FMI has also experienced significant losses, which eliminated DTR's carrying value of its investment in FMI at December 31, 1999. DTR's portion of FMI's losses for the six months ended June 30, 2000 and 1999 were approximately $79,000 and $468,000, respectively. At June 30, 2000, the
  Company has not recorded $397,593 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

  The Company plans to obtain cash through the collection of $200,416 from Savory Snacks LLC. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the exercise of current stock options or the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the
  Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.


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

  From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI business. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. During 2000, FMI has contracted DTR to perform some select financial services. For these services, DTR recorded management fee revenue of $7,500 and $15,000 for the three and six-month periods ended June 30, 2000. The Company recorded management fee revenue of $348,871 and $662,081 for the three and six-month periods ended June 30, 1999 in accordance with its prior management agreement with FMI.

  The Company's pro-rata share of FMI's losses for 1999 was $1,946,023. However, the Company only recognized $1,518,554 of this 1999 loss, because the Company's net investment in FMI was reduced to zero. The $427,469 of non-recognized 1999 losses will be recognized and will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. As of June 30, 2000, the amount of non-recognized FMI losses was reduced to $397,593.
  .

  Summarized    financial   information   from   the    unaudited
  consolidated financial statements of FMI accounted for on the equity method is as follows:
                                                     June 30, 2000
                                                     (in thousands)
  Current assets                                      $    5,935
  Total assets                                            16,049
  Current liabilities                                      5,680
  Non-current liabilities                                  4,977
  Joint-venture equity                                     5,392
  DTR's 30% share of FMI 's equity                         1,618
  DTR's negative goodwill (amortized over 15 years)       (2,546)
  DTR's carrying value of FMI's equity                         0

                                                 Six Months Ended June 30,
                                                    2000            1999
                                              (in thousands)  (in thousands)
  Sales                                         $   11,626      $   10,710
  Gross profit                                       2,254           1,648
  Net loss                                            (264)         (1,559)
  DTR's share of FMI's loss before amortization of
     DTR's negative goodwill                           (79)           (468)
  DTR's share of FMI's loss,
     net of amortization of DTR's negative goodwill     30            (358)

4.  Savory Snacks L.L.C. (Savory Snacks)
  On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% investment in Savory Snacks. Savory Snacks is a Wisconsin corporation that currently owns 100% of a snack food production company in Talgar, Kazakhstan. On a consolidated basis, Savory Snacks reported a loss for the three months ended June 30, 2000 of $77,530. Therefore, DTR has recognized its 40% pro-rata share of this loss as $31,012, in its Statement of Operations for the three and six months ended June 30, 2000.



5.Net Loss per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                         Three months ended     Six months ended
                                             June 30,                June 30,
                                        2000         1999       2000         1999
  Numerator:
      Net loss                      $ (115,526) $ (198,786) $ (265,623) $ (344,256)

  Denominator:
      Weighted  average  shares
       -Basic  earnings                930,820     805,820     909,529     805,820
    Dilutive effect of stock
       options/warrants                     --          --          --          --
      Weighted  average  shares
       -Diluted  earnings              930,820     805,820     909,529     805,820

  Net loss per share - Basic        $    (0.12) $    (0.25) $    (0.29) $    (0.43)

  Net loss per share - Diluted      $    (0.12) $    (0.25) $    (0.29) $    (0.43)


  An aggregate of 227,500 and 630,000 options to acquire the Company's common stock for the three months ended June 30, 2000 and 1999, respectively have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive. An aggregate of
   292,500 and 600,000 options to acquire the Company's common stock for the six months ended June 30, 2000 and 1999, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

6. Equity
  In connection with a February 1, 2000 exercise of a stock option to acquire 125,000 shares of common stock, the Company granted the option holder an $82,500 non-recourse note, bearing interest at 4.87%. As a result of this note, this stock option will be treated as a variable stock option, which may require the Company to recognize a non-cash compensation expense in the future. This note is secured by 90,000 shares owned by the former employee. During the three-month period ended June 30, 2000, the Company recorded negative compensation expense of $13,998 related to this loan. For the six-month period ended June 30, 2000, no compensation expense was recorded as the fair value of the Company's common stock was less than the exercise price of this option.


  On January 13, 2000, the Board of Directors agreed to amend the employment agreement of John Hupp, President. The Board voted to reduce his current number of stock options from 250,000 to 207,500 in order to reflect the merger SXD's assets into DTR, and they offered him the option of a non-interest bearing loan to purchase these options in the event that he is terminated without cause. As a result of this significant change, the original stock option must be revalued at the current market price on this date. The original option price was $1.22 per share and the market price on January 13, 2000 was $1.50. Therefore as of June 30, 2000, the Company has recognized $43,575 as compensation expense for the vested options related to this transaction.


7.     Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars. For the six months ended June 30, 1999, API contributed $1.7 million to FMI resulting in a $158,597 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest from 40% to 30% in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through June 1999.

  In  connection  with a stock option exercise  as  discussed  in
  Note 6, the Company granted the optionee a non-recourse note for $82,500.

  On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks L.L.C. to a 40% investment in Savory Snacks
  L.L.C.


  Supplemental cash flow information:

  For the six months ended June 30,             2000           1999
  Cash paid for:
    Interest                              $      468     $    1,667

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

Revenues

     The Company generated total revenues of $8,261 and $16,522 during the three and six months ended June 30, 2000, respectively, compared to $350,507 and $713,639 during the three and six months ended June 30, 1999, respectively. The 98%
decrease from 1999 revenue levels is the result of the discontinuance of the sales of x-ray tubes in March 1999 and the discontinuance of the FMI management fee contract in November 1999.

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

     In 1999, management fee income resulted only from expenses billed to FMI for services. These charges contained no profit margin and were in accordance with a pre-approved budget between DTR and FMI. In 2000, there will be no further management fees charged to FMI by DTR under this old management contract. However, FMI has contracted certain financial services from DTR, and DTR is receiving $2,500 per month in accordance with this agreement. DTR billed $7,500 and $348,871 during the three months ended June 30, 2000 and 1999, respectively and $15,000 and $662,081 during the six months ended June 30, 2000 and 1999, respectively in accordance with its management agreements with FMI. Management fees declined in 2000 due to the discontinuance of the old management contract in November 1999, as discussed above. In the future, FMI may contract additional management or consulting services from DTR as agreed upon by the FMI Board of Directors. DTR is also evaluating other management or consulting arrangements in order to generate additional revenues.

Cost of Sales

     The only cost of sales at June 30, 1999 relates to the cost on x-ray tubes. The cost of $41,450 in the first quarter of 1999 provided a gross profit on x-ray tubes sales of 15.2%. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999. There were no sales and therefore, no cost of sales in the second quarter of 2000 or 1999.

Selling, general and administrative

      Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $93,313 and $365,858, respectively.  Selling, general and administrative  expenses  for the six months ended June 30, 2000 and 1999 were $252,342 and $690,746, respectively. During the six months ended June 30, 2000, DTR recognized $43,575 of non-cash compensation expense related to the issuance of stock options to employees. Since DTR discontinued its management of FMI in November 1999, they incurred fewer costs to manage DTR operations. However, most of the costs that still remain are no longer being reimbursed through management fees. Therefore in 2000, DTR is continuing to reduce its overhead and is seeking opportunities to provide additional management and consulting services in order to generate cash to cover its operating costs. The majority of the 1999 costs were offset by the management fee income of $662,081 for the six months ended June 30, 1999. These management fees were charged to FMI as discussed above under Revenues.


Liquidity and Capital Resources

Operating Activities

      DTR used net cash of $265,155 in the first six months of 2000 compared to receiving cash of $50,639 in the first six months of 1999. The large increase in cash used is resulting from DTR's expenses no longer being reimbursed by FMI under a management contract. DTR is required to use its own cash reserves to pay the expenses.

Investing Activities

     In the first six months of 2000, DTR sold equipment to FMI for $2,100. The net book value of this equipment was $3,501. Thus, resulting in a $1,401 loss to DTR. In the first six months of 1999, DTR sold equipment to FMI at its net book value of $1,952. In addition, they purchased $1,026 of equipment during the six months ended June 30, 1999.

Financing Activities

     On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note, bearing interest at 4.87% per annum, for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 shares owned by the former employee. There were no financing activities during the six months ended June 30, 1999.




Adverse Foreign Economic and Currency Conditions

     Since August 1998, the countries of the fSU in which the subsidiaries of FMI operate have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company and the carrying value of its investment in FMI . The countries have experienced a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year. DTR expects that further working capital shortages at FMI and its subsidiaries will be funded through loans from FMI, loans from third parties or through the sale of additional equity.

     FMI is currently seeking to finalize negotiations with third-party investors to receive up to an additional $2-$4 million in cash in the form of convertible debt instruments for its consolidated FoodMaster Kazakhstan subsidiary. DTR believes FMI has sufficient working capital and liquidity to fund its current operations through the coming year.

     The Company plans to obtain cash through the collection of its $200,416 receivable with Savory Snacks LLC. Additionally, the Company plans to receive income by providing management and consulting services and by selling unused assets during 2000. Finally, the Company may obtain some additional equity financing through the exercise of current stock options or the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner. As of July 15, 2000, the Company's president is working on a deferred salary basis until further money is received by the Company.

     On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% equity ownership in Savory Snacks.

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

 PART II. OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          On June 27, 2000, the Company held its annual shareholder meeting in order to elect the board of directors for the year. The shareholders voted FOR the continuance of the former Board of Directors including:
          Peter Hauser, Roger Schnobrich and John Hupp. These directors will retain their positions until the next annual meeting that will be held in 2001. In addition, the shareholders also ratified the appointment of KPMG LLP as the Company's independent certified public accountants.

          No other matters were submitted to a vote of the shareholders during the second quarter ended June 30, 2000.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended June 30, 2000.

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












                              DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:    August 21, 2000           By     /s/ John P. Hupp
                                   Name:   John P. Hupp
                                   Title:  President


Date:   August 21, 2000            By    /s/ LeAnn H. Davis
                                   Name:   LeAnn H. Davis, CPA
                                   Title:  Chief Financial Officer
                                   (Principal Financial & Accounting Officer)