Form 10QSB
period 2000-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2000-11-20
CIK 890725

                           FORM 10-QSB


             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

   For the transition period from ___________ to ____________


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


As of November 17, 2000, there were 930,820 shares of the issuer's Common Stock, $0.01 par value per share, outstanding.

               DEVELOPED TECHNOLOGY RESOURCE, INC.

                              INDEX

            For the Quarter Ended September 30, 2000


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

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                                        September 30,    December 31,
                                             2000           1999
Current Assets:
     Cash and cash equivalents          $        679     $    193,319
     Receivables:
       From sale of discontinued operations  200,000          200,000
       FoodMaster International L.L.C. (FMI)   1,867               --
       Savory Snacks L.L.C.                  200,216          323,521
       Other                                   2,679            4,300
     Note receivable, net of allowance
       of $649,288                                --               --
     Prepaid and other current assets         10,389           23,044
       Total current assets                  415,830          744,184

Furniture and Equipment, net                  19,554           35,161

Investment in Savory Snacks L.L.C.            75,390               --

                                        $    510,774     $    779,345



              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $     49,800     $     82,535
     Due to FoodMaster International
       L.L.C. (FMI)                               --            7,991
     Accrued liabilities                      49,624           23,555
     Deferred gain                           184,758          184,758
       Total current liabilities             284,182          298,839

Non-current Deferred Gain                     12,660           14,951
       Total liabilities                     296,842          313,790

Shareholders' Equity:
     Common stock                              9,308            8,058
     Additional paid-in capital            6,462,650        6,264,920
     Note receivable                         (82,500)              --
     Accumulated deficit                  (6,175,526)      (5,807,423)
       Total shareholders' equity            213,932          465,555

Commitments and Contingencies                     --               --

                                        $    510,774     $    779,345

 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2000         1999       2000         1999
Revenues:
  Sales                          $       --  $       --  $       --  $   48,900
  Management fees from FMI           10,713     271,277      25,713     933,358
  Commissions and other income          769       1,350       2,291       4,008
                                     11,482     272,627      28,004     986,266
Cost and Expenses:
  Cost of sales                          --          --          --      41,450
  Selling, general and
     administrative                  94,767     298,352     347,109     989,098
                                     94,767     298,352     347,109   1,030,548

Operating Loss                      (83,285)    (25,725)   (319,105)    (44,282)

Other Income (Expense):
  Interest income, net                  935      15,723       2,144      48,454
  Loss of Savory Snacks L.L.C.      (16,903)         --     (47,915)         --
  Loss of FMI                            --    (197,248)         --    (555,678)

Net Loss Before Income Taxes        (99,253)   (207,250)   (364,876)   (551,506)

Income Taxes                          3,227          --       3,227          --

Net Loss                         $ (102,480) $ (207,250) $ (368,103) $ (551,506)




Net Loss per Common Share:
  Basic                          $    (0.11) $    (0.26) $    (0.40) $    (0.68)

  Diluted                        $    (0.11) $    (0.26) $    (0.40) $    (0.68)


Weighted Average Shares Outstanding:
  Basic                             930,820     805,820     916,678     805,820

  Diluted                           930,820     805,820     916,678     805,820








 See accompanying notes to the condensed consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 2000 and 1999
                           (Unaudited)

                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                           $   (368,103)    $   (551,506)
     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
         Depreciation                          8,664            8,609
         Provision for doubtful accounts          --          (12,690)
         Loss on disposition of furniture
           and equipment                       4,529               --
         Equity in loss of FMI                    --          555,678
         Equity in loss of Savory Snacks
           L.L.C.                             47,915               --
         Non-cash stock option compensation
           expense                            46,480               --

     Changes in operating assets and liabilities:
       Receivables                             1,621          136,738
       Receivable from FMI                    (9,858)         664,441
       Receivable from Savory Snacks L.L.C.       --         (200,000)
       Prepaid and other current assets       12,655           (6,227)
       Accounts payable and accrued
         liabilities                          (6,666)        (286,762)
       Deferred gains                         (2,291)          (4,008)
       Net cash provided (used) by
         operating activities               (265,054)         304,273

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of furniture
       and equipment                           2,600            1,952
     Purchases of furniture and equipment       (186)          (2,743)
       Net cash provided by investing
         activities                            2,414             (791)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
       options                                70,000               --
       Net cash provided by financing
         activities                           70,000               --

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                            (192,640)         303,482

CASH AND CASH EQUIVALENTS, Beginning
     of Period                               193,319            5,412

CASH AND CASH EQUIVALENTS, End of Period$        679     $    308,894









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

  The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 1999. Interim results of operations for the nine-month period ended September 30, 2000 may not necessarily be indicative of the results to be expected for the full year.

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

  In 2000, the functional currency of FMI's subsidiaries is the local currency. Accordingly, FMI translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs and expenses are translated at weighted-average rates during the year. Gains and losses resulting from the translation of the consolidated financial statements are excluded from the results of operations and are reflected as a translation adjustment as a separate component of shareholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

  For the financial results as of September 30,1999, the amounts reflected for FMI's operations were prepared under the hyper-inflationary accounting method which translates the results as if the U.S. dollar is the local currency. Under this method, all gains and losses resulting from the translation of the consolidated financial statements were included in the results of operations during the period. In December 1999, DTR determined that the countries ceased to be highly inflationary effective January 1, 1999 and reflected FMI's annual 1999 results assuming non-hyperinflation. Therefore, DTR will be amending this 10QSB in the future to restate FMI's quarterly and nine-month 1999 results, to reflect the results assuming non-hyperinflation rather than hyper-inflationary accounting.
  This change will not affect the results stated during the three and nine months ended September 30, 2000.

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


2.Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses over the past two years and carry an accumulated deficit at September 30, 2000. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

  The Company has incurred substantial losses in recent years and, as a result, has an accumulated deficit of $6,175,526 at September 30, 2000. FMI has also experienced significant losses, which eliminated DTR's carrying value of its investment in FMI at December 31, 1999. DTR's portion of FMI's losses for the nine months ended September 30, 2000 and 1999 were approximately $72,000 and $719,000, respectively. At September 30, 2000, the Company has not recorded $335,914 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

  The Company plans to obtain cash through the collection of $200,216 from Savory Snacks LLC. Additionally, the Company plans to receive income by providing management and consulting services during 2000. Finally, the Company may obtain some additional equity financing through the exercise of current stock options or the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the
  Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner.


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

  From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI business. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. During 2000, FMI has contracted DTR to perform some select financial services. For these services, DTR recorded management fee revenue of $10,713 and $25,713 for the three and nine-month periods ended September 30, 2000. The Company recorded management fee revenue of $271,277 and $933,358 for the three and nine-month periods ended September 30, 1999 in accordance with its prior management agreement with FMI.

  The Company's pro-rata share of FMI's losses for 1999 was $1,946,023. However, the Company only recognized $1,518,554 of this 1999 loss, because the Company's net investment in FMI was reduced to zero. The $427,469 of non-recognized 1999 losses will be recognized and will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. As of September 30, 2000, the amount of non-recognized FMI losses was reduced to $335,914.
  .

  Summarized    financial   information   from   the    unaudited
  consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                 September  30, 2000
                                                     (in thousands)
  Current assets                                      $    6,439
  Total assets                                            18,240
  Current liabilities                                      5,846
  Non-current liabilities                                  5,250
  Joint-venture equity                                     7,144
  DTR's 30% share of FMI 's equity                         2,143
  DTR's negative goodwill (amortized over 15 years)       (2,492)
  DTR's carrying value of FMI's equity                         0


                                                  Nine Months Ended
                                                     September 30,
                                                 2000             1999
                                            (in thousands)   (in thousands)
  Sales                                     $     19,015     $     16,526
  Gross profit                                     3,832            2,882
  Net loss                                          (240)          (2,398)
  DTR's share of FMI's loss before amortization of
     DTR's negative goodwill                         (72)            (719)
  DTR's share of FMI's loss,
     net of amortization of DTR's negative goodwill   92             (556)

4.  Savory Snacks L.L.C. (Savory Snacks)
  On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% investment in Savory Snacks. Savory Snacks is a Wisconsin corporation that currently owns 100% of a snack food production company in Talgar, Kazakhstan. On a consolidated basis, Savory Snacks reported a loss for the three and nine months ended September 30, 2000 of $42,257 and $119,787, respectively. Therefore, DTR has recognized its 40% pro-rata share of this loss as $16,903 and $47,915, in its Statement of Operations for the three and nine months ended September 30, 2000, respectively.



5.Net Loss per Common Share
  The following table reflects the calculation of basic and diluted earnings per share.

                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                   2000        1999          2000        1999
  Numerator:
         Net loss            $  (102,480) $  (207,250) $  (368,103) $  (551,506)

  Denominator:
    Weighted average shares-Basic
    earnings                     930,820      805,820      916,678      805,820
    Dilutive effect of stock
    options/warrants                  --           --           --           --
    Weighted average shares-
    Diluted earnings             930,820      805,820      916,678      805,820

  Net loss per share - Basic $     (0.11) $     (0.26) $     (0.40) $     (0.68)

  Net loss per share- Diluted$     (0.11) $     (0.26) $     (0.40) $     (0.68)

  An aggregate of zero and 600,000 options to acquire the Company's common stock for the three months ended September 30, 2000 and 1999, respectively have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive. An aggregate of 292,500 and 600,000 options to acquire the Company's common stock for the nine months ended September 30, 2000 and 1999, respectively, have been excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

6. Equity
  In connection with a February 1, 2000 exercise of a stock option to acquire 125,000 shares of common stock, the Company received $70,000 cash and granted the option holder an $82,500 non-recourse note, bearing interest at 4.87%, for the balance. As a result of this note, this stock option will be treated as a variable stock option, which may require the Company to recognize a non-cash compensation expense in the future. This note is secured by 90,000 shares owned by the former employee. For the nine-month period ended September 30, 2000, no compensation expense was recorded as the fair value of the Company's common stock was less than the exercise price of this option.

  On January 13, 2000, the Board of Directors agreed to amend the employment agreement of John Hupp, President. The Board voted to reduce his current number of stock options from 250,000 to 207,500 in order to reflect the merger of SXD's assets into DTR, and they offered him the option of a non-interest bearing loan to purchase these options in the event that he is terminated without cause. As a result of this significant change, the original stock option must be revalued at the current market price on this date. The original option price was $1.22 per share and the market price on January 13, 2000 was $1.50. Therefore as of September 30, 2000, the Company has recognized $46,480 as compensation expense for the vested options related to this transaction.


7.     Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars. For the nine months ended September 30, 1999, API contributed $1.7 million to FMI resulting in a $308,597 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest from 40% to 30% in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through September 1999.

  In  connection  with a stock option exercise  as  discussed  in
  Note 6, the Company granted the optionee a non-recourse note for $82,500.

  On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks L.L.C. to a 40% investment in Savory Snacks
  L.L.C.


  Supplemental cash flow information:

  For the nine months ended September 30,     2000         1999
  Cash paid for:
    Interest                           $      539     $    3,028
    Taxes                              $    3,227     $       --

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

Revenues

     The Company generated total revenues of $11,482 and $28,004 during the three and nine months ended September 30, 2000, respectively, compared to $272,627 and $986,266 during the three and nine months ended September 30, 1999, respectively. The 97% decrease from 1999 revenue levels is the result of the discontinuance of the sales of x-ray tubes in March 1999 and the discontinuance of the FMI management fee contract in November 1999.

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

     In 1999, management fee income resulted only from expenses billed to FMI for services. These charges contained no profit margin and were in accordance with a pre-approved budget between DTR and FMI. In 2000, there will be no further management fees charged to FMI by DTR under this old management contract. However, in 2000 FMI contracted certain financial services from DTR, and DTR is receiving $2,500 per month through August 2000 and $3,750 per month, thereafter, in accordance with this agreement. DTR billed $8,750 and $271,277 during the three months ended September 30, 2000 and 1999, respectively and $23,750 and $933,358 during the nine months ended September 30, 2000 and 1999, respectively in accordance with its management agreements with FMI. Management fees declined in 2000 due to the discontinuance of the old management contract in November 1999, as discussed above. In the future, FMI may contract additional management or consulting services from DTR as agreed upon by the FMI Board of Directors. During the 3rd quarter of 2000, DTR earned $1,963 from additional consulting services it provided to a Minnesota-based company. DTR is also evaluating other management or consulting arrangements in order to generate additional revenues.

Cost of Sales

     The only cost of sales at September 30, 1999 relates to the cost on x-ray tubes. The cost of $41,450 in the first quarter of 1999 provided a gross profit on x-ray tubes sales of 15.2%. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999. There were no sales and therefore, no cost of sales in the third quarter of 2000 or 1999.

Selling, general and administrative

      Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 were $94,767 and $298,352, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999 were $347,109 and $989,098, respectively. During the nine months ended September 30, 2000, DTR recognized $46,480 of non-cash compensation expense related to the issuance of stock options to employees. Since DTR discontinued its management of FMI in November 1999, they incurred fewer costs to manage DTR operations. However, most of the costs that still remain are no longer being reimbursed through management fees. Therefore in 2000, DTR is continuing to reduce its overhead and is seeking opportunities to provide additional management and consulting services in order to generate cash to cover its operating costs. The majority of the 1999 costs were offset by the management fee income of $933,358 for the nine months ended September 30, 1999. These management fees were charged to FMI as discussed above under Revenues.


Liquidity and Capital Resources

Operating Activities

      DTR used net cash of $265,054 in the first nine months of 2000 compared to receiving cash of $304,273 in the nine months of 1999. The large increase in cash used is resulting from DTR's expenses no longer being reimbursed by FMI under a management contract. DTR is required to use its own cash reserves to pay the expenses.

Investing Activities

     In the nine months of 2000, DTR sold equipment to FMI for $2,600. The net book value of this equipment and other disposed or damaged equipment was $7,129. Thus, resulting in a $4,529 loss to DTR. In the first nine months of 1999, DTR sold equipment to FMI at its net book value of $1,952. In addition, they purchased $2,743 of equipment during the nine months ended September 30, 1999.

Financing Activities

     On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note, bearing interest at 4.87% per annum, for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 shares owned by the former employee. There were no financing activities during the nine months ended September 30, 1999.


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

     The Company plans to obtain cash through the collection of its $200,216 receivable with Savory Snacks LLC. Additionally, the Company plans to receive income by providing management and consulting services and by selling unused assets during 2000. Finally, the Company may obtain some additional equity financing through the exercise of current stock options or the issuance of additional shares of common stock. There are no assurances, however, that such financing, if available will be at a price that will not cause substantial dilution to the Company's shareholders. If the Company is not able to generate sufficient cash through its operating and financing activities in 2000, it will not be able to pay its debts in a timely manner. As of July 15, 2000, the Company's president is working on a deferred salary basis until further money is received by the Company. As of October 30, 2000, the president reduced his working hours for the Company and the Company's financial director is now working on a deferred salary basis.

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

 PART II. OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matters were submitted to a vote of the shareholders during the third quarter ended September 30, 2000.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           The following new Exhibits are filed as part of this Form 10-QSB:

          (a) List of Exhibits

               27   Financial Data Schedule

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended September 30, 2000.

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












                               DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:   November 20, 2000          By         /s/ John P. Hupp
                                   Name:      John P. Hupp
                                   Title:     President


Date:   November 20, 2000          By         /s/ LeAnn H. Davis
                                   Name:      LeAnn H. Davis, CPA
                                   Title:     Chief Financial Officer
                               (Principal Financial & Accounting Officer)