Form 10KSB
period 2000-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2001-04-16
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

       [X]  Annual report under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
               For the year ended December 31, 2000

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

                    5223 Industrial Boulevard
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__     No_____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {X}

Issuer's revenues for its most recent year:  $48,035

As of April 10, 2001, 1,238,320 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on April 10, 2001 was $1,877,050. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors. See Item 11.


               DOCUMENTS INCORPORATED BY REFERENCE
                              None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Developed Technology Resource, Inc. (the Company or DTR) was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union
(fSU) for transfer and sale to companies in the West. During the first two years of operations, the Company experienced limited success in technology transfer and shifted its focus to the sale and distribution of aviation security equipment in the fSU. During the first quarter of 1996, the Company sold its aviation security sales and service business to Gate Technologies for $810,000 in order to shift its focus to managing and developing food processing operations in the fSU. Today the Company is monitoring the activities of its subsidiaries and is contemplating reducing its ownership interests.

     In 1995, the Company formed a 50/50 joint venture called FoodMaster Corporation (hereinafter FoodMaster) with Ak-Bulak, a dairy just outside Almaty, Kazakhstan to produce and sell yogurt and other dairy products. On March 3, 1997, DTR and
Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, an option to acquire an additional 40% ownership in FoodMaster, and its opportunities for a future acquisition of a dairy in
Moldova. For a 60% interest in FMI, API agreed to contribute $6 million dollars, which was paid to FMI between March 1997 and June 1998. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 2000 and 1999, DTR owned 30% and API owned 70% of FMI, respectively. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire five additional subsidiaries between 1998 and 1999. Until November 15, 1999, DTR managed the day-to-day operations of FMI under an exclusive management contract. After November 15, 1999, API and DTR agreed to allow FMI to be self-managing with its own direct management team.

     All   of   FMI's  subsidiaries  are  operating  plants   for
manufacturing dairy products such as milk, yogurt, cheese, and ice cream or distribution companies to facilitate the distribution of these products. The following table sets forth FMI's ownership percentage in its subsidiaries at December 31, 2000 and December 31, 1999:

                                                                December 31,
Company Name                        Location                  2000       1999
FoodMaster Corporation(a)           Almaty, Kazakhstan       72.06%     72.06%
Fabrica produse lactate Hincesti    Hincesti, Moldova        81.64%     81.64%
Soroca Cheese Factory               Soroca, Moldova          60.11%     60.11%
JSC Bilosvit-Uman                   Uman, Ukraine            77.36%     66.04%
FoodMaster Kyiv(b)                  Kyiv, Ukraine           100.00%    100.00%

          (a) FoodMaster Corporation is the parent corporation of 6 other dairy related companies.
          (b)  Denotes distribution company only.

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

     In April 2000, DTR agreed to convert $123,305 of its receivable from Savory Snacks LLC to a 40% ownership interest in Savory Snacks LLC. In addition, they converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum. This Wisconsin-based company has a 100% ownership interest in a snack food production company in Talgar, Kazakhstan.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen.

Ongoing Business Strategy

     As of January 2001, the Company no longer is actively engaged in operating business activities. The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership and a fully reserved note receivable in Savory Snacks, its $229,658 note receivable on the sale of its Phygen ownership and some contractual rights in Armed Corp. The Company has until January 2002 to either engage in some renewed business activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options and will be issuing a press release upon the determination of the Company's future strategies.

Business Operations

Dairy and Food Processing

     Until November 1999, DTR managed all of the dairy operations and distribution companies owned by FMI. These dairy operations manufacture and sell a variety of different dairy products, including but not limited to kefir, yogurt, cheese, ice cream, ice pops, butter and sour cream. In November 1999, DTR agreed to terminate its management agreement with FMI in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. During 2000, DTR contracted its financial services to FMI. Future management arrangements with FMI will be based on a specific need basis as agreed upon by the FMI Board of Directors.

X-ray Tubes

      The Company distributed x-ray tubes through SXD, Inc. under an exclusive distribution agreement with Svetlana-Rentgen ("Svetlana"), a company located in the fSU until March 1999. Revenues from the sale of x-ray tubes accounted for 4.3% % of DTR's total revenues for the year ended December 31, 1999. After March 1999, the Company was forced to lower its prices to a level that would not be worth continuing this business. Therefore, the Company did not renew its purchase or sales contracts after March 1999.

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


Principal Suppliers

Dairy and Food Processing Suppliers to the dairy operations consist of numerous dairy farmers located in the vicinity of the dairy production facilities. In addition, the operations receive packaging supplies from many suppliers throughout Europe and the United States. The majority of the packaging and juice concentrate raw supplies are based on fixed US Dollar (USD) prices. Devaluation in the local currencies place considerable pressure on the purchasing of these raw materials.


Major Customers

      For the year ended December 31, 1999, the Company recorded net sales of $48,900. The following table sets forth the name and location of each customer who accounted for 10% or more of the Company's sales for 1999:

                                                   Percentage of Sales
                                                       Year Ended
                                                       December 31,
Customer Name                 Location                    1999
EG&G Astrophysics             Long Beach, CA              38.7%
Control Screening             Fairfield,  NJ              61.3%


Governmental Regulations

     The Company's principal revenue-generating business activity in 2000 and 1999 was managing the FMI subsidiaries' manufacturing and selling of dairy products in the fSU. The governmental, political, social, and legal structures within countries of the fSU are evolving. In general, business must comply with decrees, laws, and instructions issued from a multitude of government bodies at the national and local levels.

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

Employees

     As of April 10, 2001, DTR had two part-time employees in its office in Edina, Minnesota. The Company is not a party to any collective bargaining agreements and it considers its employee relations to be satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTY

      The Company's corporate headquarters are located in Edina, Minnesota. The Company leased 1,009 square feet at a monthly base rent ranging from $1,514 to $1,682 over a 60 month lease term that expires on April 30, 2002. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month.


ITEM 3.   LEGAL PROCEEDINGS

       There  are  no  material  legal  proceedings  pending   or
threatened against the Company as of December 31, 2001 or as of the date of filing of this Form 10-KSB.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2000.



                             PART II

ITEM  5.    MARKET  FOR  COMMON EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

     Since the first quarter of 1996, the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol of
DEVT.   The following table sets forth the low and the  high  bid
prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2000 and 1999.
                                          Bid Price
          Calendar 2000
                                     Low            High
          First Quarter            $  1 1/8       $  3 1/4
          Second Quarter              1 1/8          1 3/4
          Third Quarter               1              1 3/16
          Fourth Quarter              0 5/8          1 3/4

          Calendar 1999
          First Quarter            $  1           $  3 7/32
          Second Quarter              1 1/2          3 15/32
          Third Quarter               0 3/4          2 17/32
          Fourth Quarter              0 3/4          1 3/4

      As of April 10, 2001, the Company had 50 shareholders of record of its Common Stock. The Company estimates there are approximately 435 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (651) 450-
4058.

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

     On March 3, 1997, DTR and Agribusiness Partners International L.P. (API) established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the fSU. For a 40% interest in FMI, DTR contributed its 50% ownership in FoodMaster, an option to acquire an additional 40% ownership in FoodMaster, and its opportunities for a future acquisition of a dairy in Moldova. For a 60% interest in FMI, API agreed to contribute $6 million dollars, which was paid to FMI between March 1997 and June 1998. On September 11, 1998, DTR and API amended the FMI joint venture agreement to allow API to contribute an additional $6 million dollars for an additional 10% ownership. This additional contribution was paid to FMI between September 1998 and April 1999. As of December 31, 2000 and 1999, DTR owned 30% and API owned 70% of FMI, respectively. The investment proceeds received by FMI were used to fund expansion of existing facilities and to acquire five additional subsidiaries between 1998 and 1999.

     DTR records its proportionate share (30%) of the net income or loss of FMI in the statement of operations as income or loss of FMI under the equity method of accounting.

     From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI
business.   In  November  1999,  DTR  agreed  to  terminate   its
management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. During 2000, DTR contracted its financial services to FMI.
Future management arrangements with FMI will be based on a specific need basis as agreed upon by the FMI Board of Directors.

Results of Operations

Revenues

     The Company generated total revenues of $48,035 and $1,150,373 during the years ended December 31, 2000 and 1999, respectively. The 96% decrease from 1999 revenue levels is primarily the result of the discontinuance of the sales of x-ray tubes in March 1999 and the discontinuance of the FMI management fee contract in November 1999.

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

     In 1999, management fee income resulted only from expenses billed to FMI for services. These charges contained no profit margin and were in accordance with a pre-approved budget between DTR and FMI. In 2000, there are no further management fees charged to FMI by DTR under this old management contract. However in 2000, FMI contracted certain financial services from DTR. DTR received $2,500 per month through August 2000 and $3,750 per month, thereafter, in accordance with this agreement. DTR billed $35,000 and $1,080,490 during the year ended December 31, 2000 and 1999, respectively in accordance with its management agreements with FMI. Management fees declined in 2000 due to the discontinuance of the old management contract in November 1999, as discussed above. During 2000, DTR also earned $9,975 from additional consulting services it provided to another Minnesota-based company doing business in Russia.

Cost of Sales

     The only cost of sales for the year ended December 31, 1999 relates to the cost on x-ray tubes. The cost of $41,450 in the first quarter of 1999 provided a gross profit on x-ray tubes sales of 15.2%. Although the gross profit has remained consistent over the past few years, the increase in competition put pressure on the Company to lower its prices in 1999 to a level that would not be worth continuing this division. Therefore, the Company did not renew its sales contracts with its customers after March 1999.

Selling, general and administrative

      Selling, general and administrative expenses for the year ended December 31, 2000 and 1999 were $463,267 and $1,171,458, respectively. During the year ended December 31, 2000, DTR recognized $92,120 of non-cash compensation expense related to the issuance of stock options to employees. Since DTR discontinued its management of FMI in November 1999, they incurred fewer costs of operations. However, most of the costs that still remain are no longer being reimbursed through management fees. Therefore in 2001, DTR is continuing to reduce its overhead by the elimination of its remaining management. DTR will be hiring them for services on an as-needed hourly basis and the board of directors will be making any management decisions. The majority of the 1999 costs were offset by the management fee income of $1,080,490 for the year ended December 31, 1999. These management fees were charged to FMI as discussed above under Revenues. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as President, but remain a director for the Company. The Company's chief financial officer will continue to work on a part time basis and will not require any cash payment until the Company is able to do so.
With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests.


Liquidity and Capital Resources

Operating Activities

     DTR used net cash of $262,878 in the year ended December 31, 2000 compared to receiving cash of $190,888 in 1999. The increase in cash used is resulting from DTR's expenses no longer being reimbursed by FMI under a management contract. DTR is now required to use its own cash reserves to pay the expenses.

     In April 2000, DTR converted $200,000 of its receivable with Savory Snacks to a convertible note bearing interest at 12% per annum. However, DTR has not recognized any interest in connection with this note and in December 2000, DTR created a reserve for the entire amount of this note since there is no guarantee as to when or if the company will be able to repay the loan.

     In 1998, SXD, Inc. loaned $600,000 to invest in an unsecured note receivable from another unaffiliated private company. During 1999, the Company wrote down its investment in this unaffiliated company to zero since there is no guarantee as to when or if the company will be able to repay the loan. Investing Activities

     During 2000, DTR sold equipment to FMI for $2,600. The net book value of this equipment and other disposed or damaged equipment was $7,129. Thus, resulting in a $4,529 loss to DTR.
The Company purchased $186 of equipment in 2000.

     During 1999, DTR sold $2,645 of its fixed assets at their net book value of $1,952 to FMI. In addition, the Company purchased $4,933 of equipment.

Financing Activities

      In the first quarter of 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a note for $82,500. This note is secured by a portion of the shares exercised by the former employee. There were no financing activities during the year ended December 31, 1999.

Adverse Foreign Economic and Currency Conditions

     Since August 1998, the countries of the fSU in which the subsidiaries of FMI operate have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company and the carrying value of its investment in the FMI joint venture. The countries have experienced a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year. DTR expects further working capital shortages at FMI and its subsidiaries will be funded through loans from FMI, loans from third parties or through the sale of additional equity. FMI is renewing talks with third-party investors regarding the sale of ownership interests in its subsidiaries. DTR believes FMI has sufficient working capital and liquidity to fund its current operations through the coming year.



Liquidity

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen.

The Company has obtained additional cash from the exercise of current stock options held by its employees and board of directors. In January 2001, the Company's former president exercised 247,500 options and gave the Company a note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003 and is secured by the shares. In April 2001, the Company's chief financial officer exercised 30,000 options and gave the Company a note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003 and is secured by the shares. Additionally, two members of the Board exercised 30,000 options giving the Company $41,876 in cash.

The Company believes that the above transactions will provide enough cash to sustain it until a future agreement is reached for the direction of the Company.

As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. The Company will accrue approximately $27,000 due under its old lease in the first quarter 2001 unless the space can be subleased in the future. The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership and a fully reserved note receivable in Savory Snacks, its $229,658 note receivable on the sale of its Phygen ownership, its notes receivable for exercise of stock options and some contractual rights in Armed Corp. The Company has until January 2002 to either engage in some renewed business activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options and will be issuing a press release upon the determination of the Company's future strategies.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS - DEVELOPED
TECHNOLOGY RESOURCE, INC.


                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota

We have audited the accompanying consolidated balance sheet of Developed Technology Resource, Inc. (the Company) as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a shareholders' deficit and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Minneapolis, Minnesota
April 13, 2001

               DEVELOPED TECHNOLOGY RESOURCE, INC.
                    CONSOLIDATED BALANCE SHEET
                        December 31, 2000


                             ASSETS
Current Assets:
     Cash and cash equivalents                         $    2,855
     Receivables:
       From sale of discontinued operations                18,293
       FoodMaster International L.L.C. (FMI)                  187
       Other                                               10,514
     Notes receivable, net of allowance of  $849,288           --
     Prepaid and other current assets                       7,877
       Total current assets                                39,726

Furniture and Equipment, net                               17,156
Investment in Savory Snacks L.L.C. (Savory Snacks)         54,734


                                                       $  111,616

              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                                  $   78,819
     Accrued liabilities                                   75,232
     Deferred gain                                          3,052
       Total current liabilities                          157,103

Non-current Deferred Gain                                  11,890
       Total liabilities                                  168,993

Shareholders' Deficit:
     Undesignated stock, $.01 par value, 1,666,667
       shares authorized, no shares issued or
       outstanding                                             --
     Common stock, $.01 par value, 3,333,334
       shares authorized, 930,820 shares issued
       and outstanding                                      9,308
     Additional paid-in capital                         6,508,290
     Notes receivable                                     (82,500)
     Accumulated deficit                               (6,492,475)
       Total shareholders' deficit                        (57,377)

Commitments and Contingencies (Notes 2 and 8)                  --

                                                       $  111,616


See accompanying notes to the consolidated financial statements.



               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended          Year Ended
                                              December 31,        December 31,
                                                  2000                1999
Revenues:
  Sales                                       $        --         $    48,900
  Management fees from FMI                         35,000           1,080,490
  Consulting income                                 9,975                  --
  Commissions and other income                      3,060              20,983
                                                   48,035           1,150,373
Cost and Expenses:
  Cost of sales                                        --              41,450
  Selling, general and administrative             463,267           1,171,458
  Provision for note receivable                   200,000             649,288
                                                  663,267           1,862,196

Operating Loss                                   (615,232)           (711,823)

Other Income (Expense):
  Interest income, net                              1,978              60,183
  Equity in loss of FMI                                --          (1,300,296)
  Equity in loss of Savory Snacks                 (68,571)                 --
Loss before Income Taxes                         (681,825)         (1,951,936)

Income Tax Expense                                  3,227               9,147

Net Loss                                      $  (685,052)        $(1,961,083)


Net Loss per Common Share:
  Basic and Diluted                           $      (.74)        $     (2.43)

Weighted Average Shares Outstanding:
   Basic and Diluted                              920,233             805,820










See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
             Years Ended December 31, 2000 and 1999

                                     Additional
                      Common Stock     Paid-in   Notes    Accumulated
                    Shares   Amount    Capital Receivable   Deficit     Total

December 31, 1998   805,820  $8,058  $5,956,323       --  $(3,846,340) $2,118,041

  Sale of interest
    in FMI               --      --     308,597       --           --     308,597

  Net loss               --      --          --       --   (1,961,083) (1,961,083)

December 31, 1999   805,820   8,058   6,264,920       --   (5,807,423)    465,555

  Exercise of stock
    options         125,000   1,250     151,250  (82,500)          --      70,000

  Stock-based compensation
      in stock options   --      --      92,120       --           --      92,120

  Net loss               --      --          --       --     (685,052)   (685,052)


December 31, 2000   930,820  $9,308  $6,508,290 $(82,500) $(6,492,475) $  (57,377)

















See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended          Year Ended
                                                December 31,        December 31,
                                                   2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                  $  (685,052)         $(1,961,083)
     Adjustments to Reconcile Net Loss to Cash
       Provided (Used) by Operating Activities:
       Depreciation                                 11,062               11,614
       Provision for doubtful accounts                  --              (12,690)
       Provision for uncollectible notes receivable200,000              649,288
       Stock-based compensation expense             92,120                   --
       Loss on sale of furniture and equipment       4,529                   --
       Equity in loss of FMI                            --            1,300,296
       Equity in loss of Savory Snacks              68,571                   --
     Changes in Operating Assets and Liabilities:
       Receivables                                  (6,214)              92,271
       Receivable from FMI                          (8,178)             619,071
       Receivable from Savory Snacks                   216             (200,216)
       Prepaid and other current assets             15,167               12,449
       Accounts payable and accrued liabilities     47,961             (299,129)
       Deferred gains                               (3,060)             (20,983)
       Net cash provided (used) by operating
         activities                               (262,878)             190,888

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of furniture and equipment   2,600                1,952
     Purchases of furniture and equipment             (186)              (4,933)
       Net cash provided (used) by investing
         activities                                  2,414               (2,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options        70,000                   --
       Net cash provided by financing activities    70,000                   --

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   (190,464)             187,907

CASH AND CASH EQUIVALENTS, Beginning of year       193,319                5,412

CASH AND CASH EQUIVALENTS, End of year         $     2,855          $   193,319










See accompanying notes to the consolidated financial statements.

               DEVELOPED TECHNOLOGY RESOURCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Years Ended December 31, 2000 and 1999

1.   Summary of Significant Accounting Policies

  Business
  Developed Technology Resource, Inc. (DTR or the Company) has investments in food processing operations in various countries of the former Soviet Union (fSU). These investments are indirect investments through FoodMaster International L.L.C.
  (FMI), its joint venture with Agribusiness Partners International L.P. (API) and through Savory Snacks L.L.C., its joint venture with a private investor.

  DTR managed the operations of its wholly-owned subsidiary, SXD, Inc until January 2000 at which time SXD was merged back into DTR. Prior to mid-1999, SXD distributed X-ray tubes under DTR's exclusive agreement with a Russian manufacturer, issued unsecured short-term loans, and held ownership interests in the coatings technology business of Phygen, Inc. and the cancer detection business of Armed which had no reportable business activity during 2000 or 1999. The x-ray tube distribution agreement expired in March 1999. In 1999, the increase in competition put pressure on the Company to lower its prices to a level that would not be worth continuing this division. Thus, DTR did not seek to renew its purchase or sales contracts.

  Effective  April 1, 2000, DTR owns 40% of Savory Snacks  L.L.C.
  (Savory  Snacks), a Wisconsin corporation that  currently  owns
  100% of a snack food production company in Talgar, Kazakhstan.

  Basis of Presentation
  DTR owns 30% of FMI and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss of FMI in the statements of operations as equity in loss or income of FMI or Savory Snacks under the equity method of accounting. The original excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($3,273,866) is being amortized to income over 15 years.

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

  Revenue Recognition
  Revenue is recognized upon shipment of products to customers or as services are provided.

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

  In 2000 and 1999, the functional currency of FMI's subisidiaries is the local currency. Accordingly, FMI translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs and expenses are translated at weighted-average rates during the year. Gains and losses resulting from the translation of the consolidated financial statements are excluded from the results of operations and are reflected as a translation adjustment as a separate component of shareholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

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

  Reclassifications
  Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 basis of presentation.

  New Accounting Standards
  In  June  1998,  the  FASB issued FAS No. 133,  Accounting  for
  Derivative Instruments and Hedging Activities. Under FAS No. 133, new standards were established for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, changed the effective date of the statement to fiscal years beginning after June 15, 2000. The impact upon the adoption of FAS No. 133 on the Company's consolidated financial statements has not yet been determined. The Company is required to adopt SFAS No. 133 effective January 1, 2001.


2.Going Concern Considerations
  Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses in 2000 and 1999 and carry an accumulated deficit at December 31, 2000. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

  The Company has incurred substantial losses in recent years and, as a result, has an accumulated deficit of $6,492,475 at December 31, 2000. Losses for 2000 and 1999 were $685,052 and $1,961,083, respectively. At December 31, 2000, the Company has not recorded $513,082 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

  In January 2001, DTR sold its 10% ownership in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen.

  The Company has obtained additional cash from the exercise of current stock options held by its employees and board of directors. In January 2001, the Company's former president exercised 247,500 options and gave the Company a note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003 and is secured by the shares. In April 2001, the Company's chief financial officer exercised 30,000 options and gave the Company a note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003 and is secured by the shares. Additionally, two members of the Board exercised 30,000 options giving the Company $41,876 in cash.

  As of January 2001, the Company no longer is actively engaged in operating business activities. The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership and a fully reserved note receivable in Savory Snacks, its $229,658 note receivable on the sale of its Phygen ownership and some contractual rights in Armed Corp. The Company has until

  January   2002  to  either  engage  in  some  renewed  business
  activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options and will be issuing a press release upon the determination of the Company's future strategies. The Company believes that the above transactions will provide enough cash to sustain it until a future agreement is reached for the strategic direction of the Company. If the Company is not able to generate sufficient cash through its operating and financing activities in 2001, it will not be able to pay its debts in a timely manner.


3.Investment in FoodMaster International L.L.C. (FMI)
  On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. As of December 31, 2000 and 1999, DTR owned 30% and API owned 70% of FMI, respectively. DTR records its proportionate share of the net income or loss of FMI in the statement of operations as loss or income of FMI under the equity method of accounting.

  From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. DTR received direct expense reimbursement, with no profit margin, in accordance with a pre-approved budget between DTR and FMI. Thus, management fees increased or decreased as DTR's expenses incurred for management activities increased or decreased, with no effect on income because there was no profit margin provided for in the agreement. Under the terms of the management agreement, DTR's key managers were required to work only for the advancement of the FMI business. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. Some of DTR's foreign managers were offered positions with FMI while others were released. During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $35,000 and $1,080,490 for the years ended December 31, 2000 and 1999, respectively, in accordance with its management agreements with FMI.

  The Company's pro-rata share of FMI's losses for 2000 and 1999 was $350,431 and $1,899,463, respectively. However, the Company only recognized $218,258 and $1,518,554 of these losses in 2000 and 1999, respectively, because the Company's net investment in FMI was reduced to zero. The $513,082 of non-recognized losses will be recognized and will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future.

  Summarized financial information from the audited consolidated financial statements of FMI accounted for on the equity method is as follows:


                                                   December 31, 2000
                                                     (in thousands)
  Current assets                                      $    6,032
  Total assets                                            17,437
  Current liabilities                                      5,117
  Non-current liabilities                                  5,556
  Joint-venture equity                                     6,764
  DTR's 30% share of FMI 's equity                         2,029
  DTR's negative goodwill (amortized over 15 years)       (2,437)
  DTR's carrying value of FMI's equity                         0

                                                         December 31,
                                                     2000            1999
                                                (in thousands)  (in thousands)
  Sales                                       $   24,529          $   20,189
  Gross profit                                     4,738               3,643
  Net loss                                        (1,168)             (6,332)
  DTR's share of FMI's loss before amortization of
     DTR's negative goodwill                        (350)             (1,899)
  DTR's share of FMI's loss,
     net of amortization of DTR's negative goodwill (132)             (1,681)


4.   Investment in Savory Snacks L.L.C. (Savory Snacks)
  In April 2000, DTR agreed to convert $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snack. In addition, they converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum. This Wisconsin-based company has a 100% ownership interest in a snack food production company in Talgar, Kazakhstan.

  The  Company's pro-rata share of Savory Snacks losses for  2000 was $68,571.

  Summarized financial information from the audited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:
                                                   December 31, 2000
                                                     (in thousands)
  Current assets                                      $       92
  Total assets                                               563
  Current liabilities                                        964
  Non-current liabilities                                    315
  Joint-venture deficit                                     (716)
  DTR's share of Savory Snacks' equity                        55

                                                   December 31, 2000
                                                     (in thousands)
  Sales                                               $      201
  Gross profit                                                23
  Net loss                                                  (195)
  DTR's 40% share of Savory Snacks' loss
       (beginning April 1, 2000)                             (68)


5.   Note Receivable
  On December 3, 1998, SXD entered into an 8%, $600,000, unsecured, convertible promissory note with an unrelated third party (the party). In addition to the note, the Company received warrants to purchase up to 60,000 shares of the party's common stock at an exercise price of $10 per share. All principal, together with accrued interest of 8% per annum, was due and payable on March 15, 1999. This note was extended to November 30, 1999 to allow the debtor additional time to raise funds and repay the note. As of April 10, 2001, the party has been unable to raise the funds it needs in order to repay the note. At this time, there is no guarantee when and if the party will be able to repay the note. Due to the potential uncollectibility, the Company has fully reserved for the balance of the note and accrued interest through November 1999 of $649,288. The Company has recognized a charge of $649,288 during 1999 which is included as Other Expense in the Statement of Operations.

  On April1, 2000, DTR converted 200,000 of its receivable from Savory Snacks to a convertible note bearing interest at 12%. This note can be converted to an additional ownership interest in Savory Snacks upon demand. Due to a breakdown of negotiations to raise additional financing for the subsidiary, there is no guarantee when and if the party will be able to repay the note. The Company has recognized a charge of $200,000, which is included as provision for note receivable in the Statement of Operations in 2000.


6.   Furniture and Equipment
  Furniture and equipment are summarized as follows:

                             Estimated
                             Useful Life
  Software                    3-5 years               $   11,730
  Furniture & equipment       3-5 years                   90,843
  Leasehold improvements        5 years                    4,982
                                                         107,555
  Less accumulated depreciation                           90,399
  Furniture and equipment, net                        $   17,156


7.   Discontinued Operations
  Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technologies, Inc., a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of 1996 and a note receivable totaling $765,000 payable over 30 months. Additional contingent payments may also be received based on future performance of Gate Technologies, Inc. DTR retained the right to pursue airport security management contracts.

  Due to the inherent risks associated with operating in the fSU, including credit risk, the $621,707 gain on this sale was deferred and will be recognized as payments are received. In August 1997, the Board of Directors approved a revision in the sale agreement that increased the balance due to DTR by $40,000 representing interest on the outstanding balance. Through December 31, 2000, DTR has collected a total of $325,000 on this note. Thus, the total still due under this note is $480,000 and the former employee is in default on all payments. This receivable was offset by a deferred gain of $461,707.

  Due  to  the  buyer's delinquency in payment  and  the  limited success of the business that was sold, management has reduced the receivable by $181,707 and $280,000 of the related deferred gain in December 2000 and 1998, respectively, leaving a balance of $18,293 recorded on its balance sheet at December 31, 2000. The former employee pledged 16,430 of his shares of DTR's common stock as collateral for the loan and DTR is currently in the process of foreclosing on these shares. Upon foreclosure, DTR will realize full collection of the remaining receivable of $18,293.

8.   Commitments & Contingencies
  Leases
  The Company leases its office facilities under an operating lease that expires on April 30, 2002. The following schedule sets forth the future minimum rental payments required under the operating lease:
                          Year Ending                   Operating
                          December 31,                    Leases
                             2001                       $ 20,012
                             2002                          6,727
                                                        $ 26,739

  In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. The Company will accrue all amounts due under the old lease in the first quarter of 2001 unless the space can be subleased in the future.

  Rent  expense  was  $24,348 and $72,892, for  the  years  ended
  December 31, 2000 and 1999, respectively.

9.Stock Options and Warrants
  Under the Company's 1992 Stock Option Plan (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and non-employees. Options granted to employees generally vest over a five-year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees vest equally over one year after the date of grant and are exercisable for ten years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares.

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
                                               Year Ended        Year Ended
                                               December 31,      December 31,
                                                  2000              1999
Dividend Yield                                    None              None
  Volatility                                   99.8%-139.5%        135.2%
  Risk Free Interest Rate                          6.5%             5.99%
  Expected Lives in Months                        12-24              24

  Had compensation costs been determined based on the fair value of options at their grant dates in accordance with FAS No.
  123, the Company would have shown the following effect:

                                                   Year Ended   Year Ended
                                                 December 31,   December 31,
                                                    2000           1999

  Increase in Net Loss                          $   55,800    $   10,200
  Increase in basic loss per share                    0.06          0.01
  Increase in diluted loss per share                  0.06          0.01

  The following table summarizes the information about the Company's warrant and stock option activity for the years ended December 31, 2000 and 1999:

                                                Outside              Weighted-
                       1992 Stock Option Plan  Directors              Average
                                     Employee Stock Option           Exercise
                          Warrants   Options      Plan     Total   Price/Share

  Balance, December 31, 1998    --    638,333    25,000    663,333    $ 1.41

  Expired                       --    (55,000)       --    (55,000)   $ 1.69

  Granted                       --         --    10,000     10,000    $ 1.50

  Balance, December 31, 1999    --    583,333    35,000    618,333    $ 1.39

  Expired/Cancelled             --   (250,833)       --   (250,833)   $ 1.54

  Exercised                     --   (125,000)       --   (125,000)   $ 1.22

  Granted                       --     70,000    10,000     80,000    $ 1.10


  Balance, December 31, 2000    --    277,500    45,000    322,500    $ 1.27

  Exercisable, December 31,
    2000                        --    186,000    35,000    221,000    $ 1.35


  The following table summarizes information about the Company's stock plans at December 31, 2000:

                           Options Outstanding       Options Exercisable
                                Weighted- Weighted-                Weighted-
                      Number     Average   Average     Number       Average
   Range of        Outstanding Remaining  Exercise  Exercisable    Exercise
  Exercise Price   at 12/31/00 Life (years) Price   at 12/31/00      Price

  $0.625 to $1.50    312,500      5.23      $1.21      211,000       $1.27



  $3.00               10,000       .76      $3.00       10,000       $3.00
                     322,500                           221,000

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

  In November 1997, DTR's Board of Directors authorized 500,000 stock options to be awarded over a five-year period as incentive compensation to build the dairy processing business in the former Soviet Union. At the same time, the board voted to establish a wholly-owned subsidiary called SXD, Inc. to
  which these stock options would not participate.   The Board
  of Directors voted in January 2000 to liquidate SXD by transferring all of its assets, ownership interests, and liabilities back to DTR in complete redemption of the outstanding common stock. At this time, the original authorized 500,000 stock options were reduced by 17% following the transfer of the assets back to DTR.

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

  On January 13, 2000, the Board of Directors agreed to amend the employment agreement of the Company's President. The Board voted to reduce his current number of stock options from 250,000 to 207,500, to grant him 40,000 new stock options, and to offer him the option of a loan bearing interest at 5% per annum to purchase these options in the event that he is terminated without cause.

  On December 18, 2000, the Board of Directors agreed to amend the employment agreement of the Company's Chief Financial Officer. The Board voted to cancel her existing 15,000 options and grant to her 30,000 new stock options with the option of a loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001.


10.    Income Taxes
  Deferred income tax assets and liabilities were as follows:
                                                         December 31,
                                                             2000
  Deferred tax asset                                       $2,229,000
  Deferred tax liabilities                                   (318,000)
  Valuation allowance                                      (1,911,000)
                                                                   --

  Deferred income tax assets and liabilities consist primarily of net operating loss (NOL) carryforwards and the allowance for doubtful accounts, and differences between the financial and tax basis of the investment in a joint venture, respectively.

  At December 31, 2000, the Company had NOL carryforwards of approximately $3,600,418 for income tax purposes. The NOL carryforwards expire in years 2008 through 2019 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the consolidated financial statements since realization is not reasonably assured.


11.     Loss Per Share
  The following table reflects the calculation of basic and diluted loss per share.

                                                   Year Ended       Year Ended
                                                  December 31,     December 31,
                                                      2000              1999
  Numerator:
  Net loss                                       $   (685,052)    $ (1,961,083)

  Denominator:
  Weighted average shares - Basic earnings            920,233          805,820
  Dilutive effect of stock options/warrants                --               --
  Weighted average shares - Diluted earnings          920,233          805,820

  Net loss per share - Basic                     $      (0.74)    $      (2.43)

  Net loss per share - Diluted                   $      (0.74)    $      (2.43)


  The assumed exercise of potentially dilutive securities
  (247,500 and 560,000 shares) have not been included in the computation of diluted earnings per common share for the years ended December 31, 2000 and 1999, respectively as their effect would be antidilutive.


12.    Related Party Transactions
  On December 3, 1998, SXD entered into an 8%, $600,000, unsecured, convertible promissory note with an unrelated third party (the party). In addition to the note, the Company received warrants to purchase up to 60,000 shares of the party's common stock at an exercise price of $10 per share. This loan was offered as part of a $1.2 million bridge financing deal that was being administered by Equity Securities Investments Inc. (Equity Securities). One of DTR's directors, is the Vice-President of Equity Securities. In addition to the bridge financing, Equity Securities was working with the party as its agent to raise additional financing through a private placement. This relationship expired November 1999 and there is no current commitment to renew.


13.    Economic Dependence
  For the year ended December 31, 1999, the Company had two customers which comprised 100% of its x-ray tube sales of $48,900. In addition, the Company had one supplier for these x-ray tubes from which it purchased $41,450 of equipment.

14. Supplemental Disclosures of Cash Flow Information
  Non-cash operating and investing activities:
  In September 1998, API began its purchase of an additional 10% of FMI for $6 million dollars. For the year December 31, 1999, API contributed $1.7 million to FMI resulting in a $308,597 increase in the value of DTR's investment in FMI in order to recognize the unrealized gain from the reduction in its ownership interest from 40% to 30% in FMI. The API capital contribution to FMI also increased DTR's paid-in-capital by this same amount through December 1999.

  In  connection  with a stock option exercise  as  discussed  in
  Note 9, the Company granted the optionee a non-recourse note for $82,500.

  On April 1, 2000, DTR converted $123,305 of its receivable from Savory Snacks L.L.C. to a 40% investment in Savory Snacks
  L.L.C.

  For the year ended December 31, 2000, the Company reduced the deferred gain and corresponding receivable from the sale of discontinued operations by $181,707 as discussed in Note 7.

  In 1999, the Company transferred $49,288 related to accrued interest on the note receivable from other receivables to the principal balance due on notes receivable.

                                                Year Ended        Year Ended
                                               December 31,      December 31,
  Supplemental cash flow information:             2000              1999
  Cash paid for:
  Interest                                       $  1,712          $  3,360
  Taxes                                          $  3,227          $     --


15. Subsequent Events

  In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. The Company will accrue approximately $27,000 due under the old lease in the first quarter of 2001 unless the space can be subleased in the future. Additionally, the Board and the Company's president agreed in January 2001 that he would resign as President, but remain a director for the Company. The Company's chief financial officer will continue to work on a part time basis and will not require any cash payment until the Company is able to do so.

  In January 2001, DTR sold its 10% ownership in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen.

  In January 2001, the Company's former president exercised 247,500 options and gave the Company a note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003 and is secured by the shares.

  As of January 2001, the Company no longer is actively engaged in operating business activities. The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership and a fully reserved note receivable in Savory Snacks, its $229,658 note receivable on the sale of its Phygen ownership and some contractual rights in Armed Corp. The Company has until

  January   2002  to  either  engage  in  some  renewed  business
  activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options and will be issuing a press release upon the determination of the Company's future strategies.

  In April 2001, the Company's chief financial officer exercised 30,000 options and gave the Company a note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003 and is secured by the shares.

  Additionally in April 2001, two members of the Board exercised
  30,000 options giving the Company $41,876 in cash.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

                   PRINCIPAL SHAREHOLDERS AND
                      MANAGEMENT OWNERSHIP

      The following table contains information as of April 10, 2001, concerning the beneficial ownership of the Company's Common Stock by persons known to the Company to beneficially own more than 5% of the Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted. The number of shares reported as beneficially owned by each person as of April 10, 2001, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

                               Amount and Nature
     Name and Address of      of Beneficial Owner    Percentage
      Beneficial Owner                                 Owned A

 Vladimir Drits                  62,834 (1)        5.0%
 11901 Meadow Lane West
 Minnetonka, MN  55305

 Peter L. Hauser B               51,000 (2)        4.1%
 2820 IDS Tower
 Minneapolis, MN  55402

 LeAnn C. Hitchcock C            30,000 (3)        2.4%
 5223 Industrial Blvd.
 Edina, MN  55439

 John P. Hupp B                 251,800 (4)       20.1%
 5223 Industrial Blvd.
 Edina, MN  55439

 Erlan Sagadiev                 130,000 (5)       10.4%
 5223 Industrial Blvd.
 Edina, MN  55439

 Roger W. Schnobrich B           45,700 (6)        3.6%
 222  South Ninth St., Suite
 3200
 Minneapolis, MN  55402

 Beneficial Owners of 5%  or    571,334           45.6%
 more,     Officers      and
 Directors as a group

 All  current directors  and    378,500           30.2%
 officers as a group
 (4 people)

A    The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 1,253,320 shares. Does not assume the exercise of any other options or warrants.

B   Designates a Director of the Company.

C   Designates an Executive Officer of the Company.

(1) Includes 20,001 shares of Common Stock gifted by Mr. Drits to his spouse and children.

(2)  Includes  6,000  shares held in IRA for the benefit  of  Mr.
     Hauser. Includes presently exercisable options for the purchase of 5,000 shares at $3.00 issued under the terms of the 1997
     Outside Directors Stock Option Plan.

(3)  Includes  30,000  shares held by DTR as collateral  for  Ms.
     Hitchcock's $18,750 loan outstanding on the balance owed for her purchase of these shares at $0.625 per share.

(4)  Includes  247,500 shares held by DTR as collateral  for  Mr.
     Hupp's $310,750 loan outstanding on the balance owed for his purchase of 207,500 shares at $1.22 per share and 40,000 shares at $1.44 per share.

(5)  Includes  90,000  shares held by DTR as collateral  for  Mr.
     Sagadiev's $82,500 loan outstanding on the balance owed for his purchase of 125,000 shares at $1.22 per share.

(6) Includes presently exercisable options for the purchase of 5,000 shares at $3.00 per share issued under the terms of the 1997 Outside Directors Stock Option Plan.


                     OFFICERS AND DIRECTORS

The following table sets forth the current and executive officers of the Company, their ages and positions with the Company as of April 10, 2001:


          Name                Age            Position

 Peter L. Hauser(1)(2)        60       Director

 Roger W.                     71       Director
 Schnobrich(1)(2)

 John P. Hupp                 41       Director

 LeAnn C. Hitchcock           31       Chief      Executive
                                       Officer,
                                       Chief Financial
                                       Officer, Corporate
                                       Secretary

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

     Mr. Hupp was been the Company's President since June 1995, and a director since April 1996. To support the Company's need to reduce costs, the Board and Mr. Hupp agreed in January 2001 that he would resign as President, but remain a director for the Company. He was Corporate Secretary from July 1994 until September 1997, and was Director of Legal Affairs from July 1993 to June 1995. From June 1992 until June 1993, Mr. Hupp was President of Magellan International Ltd., which marketed on-line and hard copy information for a Russian information company. From March to June 1992, he served as Of Counsel for the law firm of Hale & Dorr, establishing the firm's Moscow office. His work included negotiating and establishing joint ventures for clients. From September 1990 to January 1992, Mr. Hupp was Senior Project Manager and Corporate Counsel with Management Partnership International, Ltd. (MPI). Prior to his work at MPI, Mr. Hupp was a trial lawyer for the firm of Bollinger & Ruberry and Pretzel & Stouffer in Chicago for six years. Mr. Hupp received a J.D. Degree from the University of Illinois College of Law and B.A. degrees in Russian Area Studies and Political Science. Mr. Hupp has intensive language training from the Leningrad State University in St. Petersburg, Russia.

      LeAnn Hitchcock, CPA was employed by the Company as the Controller on July 7, 1997 and on September 25, 1997 was named Chief Financial Officer and Corporate Secretary. In January 2001, she was named acting CEO and president upon the resignation of Mr. Hupp. Prior to joining the Company, Ms. Hitchcock was CFO of Galaxy Foods Company in Orlando, Florida from December 1995 to June 1997. From 1994 to 1995, she was a senior auditor for Coopers and Lybrand LLP in Orlando, FL. From 1992 to 1994, she worked for the local public accounting firm of Pricher and Company in Orlando as a senior auditor and tax accountant. Prior to 1992, Ms. Hitchcock worked for Arthur Andersen LLP as a staff auditor. Ms. Hitchcock obtained a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990, and a Masters in Accounting from Florida State University, Tallahassee, Florida in August 1991.

      Each Executive Officer of the Company is elected or appointed by the Board of Directors of the Company and holds office until a successor is elected, or until the earlier of death, resignation or removal.

      To the knowledge of the Company, no executive officer or director of the Company is a party adverse to the Company or has material interest adverse to the Company in any legal proceeding.

     The information given in this 10KSB concerning the Directors is based upon statements made or confirmed to the Company by or on behalf of such Directors, except to the extent that such information appears in its records.

Meetings of the Board and Committees

     The Board of Directors held four formal meetings during 2000 and adopted certain resolutions by written minutes of action. The Board of Directors has two standing committees; an audit committee and a compensation committee. All directors attended all of the formal meetings. The Audit Committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. The Audit Committee held one meeting during 2000, which was attended by all Committee members. During 2000, the Company has accrued or paid $20,500 for audit services of KPMG, including its quarterly reviews and year-end audit fee. The Company also paid KPMG $1,500 for tax services during 2000. The Audit Committee does not believe that the tax services performed are incompatible with the auditor's independence. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding the salaries and compensation of the Company's executive officers. The Compensation Committee met four times during fiscal 2000.

  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of the registered class of the Company's equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

     Based upon the Company's review of the copies of such forms it has received from certain reporting persons that they were not required to file Forms 5 for the year ended December 31, 2000, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2000.



ITEM 10.  EXECUTIVE COMPENSATION


      The  following  table  sets  forth  the  cash  and  noncash compensation  for years ended December 31, 2000, 1999,  and  1998 awarded to or earned by the Chief Executive Officer:

                   Summary Compensation Table

                           Annual Compensation               Long-Term
                                                   Other    Compensation
                    Fiscal   Salary     Bonus      Annual  Awards/Options
Name and Principal   Year                       Compensation
Position            Ended      ($)       ($)         ($)        (#)
John    P.   Hupp,   2000   $ 98,542     none    $ 2,956(2)   40,000
President, CEO(1)
                     1999   $110,000     none    $ 3,300(2)    none

                     1998   $ 95,000   $16,000   $2,850(2)     none


(1)Mr. Hupp became President on June 16, 1995. Effective January 1997, his salary was increased to $7,500 per month; and effective October 1998, his salary was increased to $9,167 per month. Beginning October 15, 2000, Mr. Hupp agreed to work on a half-time basis and his salary was then decreased to $4,583 per month.

(2)In  1998, the Board of Directors voted to contribute up to  3%
   over the employees' base salary to their respective Sar/Sep retirement account.

(3)In January 2000, the Board issued 40,000 shares to Mr. Hupp at the current market price of $1.44 per share.

Aggregated  Option  Exercises: Last Fiscal  Year  and  Fiscal  Year-End
Option Values

      The following table summarizes for the named executive officers the number of stock options exercised during the year ended December 31, 2000, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 2000 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2000. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of Unexercised In-the-Money Options at year-end is the difference between its exercise price and the fair market value of the underlying stock on December 31, 2000 which was $1.75 per share.

 Aggregated Option Exercises in Fiscal 2000 and Fiscal Year-End
                          Option Values

                                            Number of            Value of Unexercised
Name and                              Unexercised Options at     In-the-Money Options at
Principal  Shares Acquired   Value      December 31, 2000(#)       December 31, 2000($)
Position    on Exercise    Realized  Exercisable Unexercisable  Exercisable Unexercisable
John  P. Hupp (1) None       None      186,000      61,500        $94,180      $28,195
President, CEO

   (1) Includes 207,500 options granted under September 30, 1996 employment agreement at $1.22 per share and 40,000 options granted in January 2000 at $1.44 per share.


Employment Agreements

      Mr. Hupp's original employment agreement dated June 1, 1995 was amended on September 30, 1996 and then amended and restated on October 1, 1998. The new employment agreement provides for compensation of $110,000 per year and standard employee benefits during the employment term expiring September 30, 2001. In addition, Mr. Hupp or his successors will receive salary and benefits for a twelve-month period upon total death or disability of Mr. Hupp or if the Company terminates the Agreement without cause. Under terms of the Agreement, Mr. Hupp will devote his best efforts to the performance of his duties, and agrees to certain restrictions related to participation in activities felt to conflict with the best interests of the Company.

     On January 13, 2000, the Board of Directors agreed to amend Mr. Hupp's employment agreement to reduce his current number of stock options from 250,000 to 207,500, to grant him 40,000 new stock options at the fair market value of $1.44, and to offer him the option of a loan bearing interest at 5% per annum to purchase these options in the event that he is terminated without cause.

     On December 18, 2000, the Board of Directors agreed to amend the employment agreement of LeAnn Hitchcock, the Company's Chief Financial Officer. In light of DTR's need to reduce expenses, they agreed to contract her services at $75 per hour on a part-time basis rather than retain her as a full-time employee effective January 1, 2001. LeAnn has agreed to not require any cash payment until the Company is able to do so. At the same time, the Board voted to cancel her existing 15,000 options and grant to her 30,000 new stock options at the fair market value of $0.625 with the option of a loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001. LeAnn will continue to spend the majority of her time working for DTR's subsidiary, FoodMaster International LLC.

Compensation of Directors

      No director who is also an employee of the Company received any additional compensation for services as a director.

      The non-employee directors of the Company include Messrs. Hauser and Schnobrich. During 2000, non-employee directors received no cash compensation for their services as a director or committee member. However, they each received 5,000 shares of the Company's Common Stock under the terms of the 1997 Outside
Director's Stock Option Plan for their services during 2000. These options were issued at an exercise price of $1.1875 per share which was the market price on the date of the grant. Mr. Schnobrich is an attorney with Hinshaw & Culbertson, which serves as counsel for the Company and which receives payment of legal fees for such services.

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



ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

None


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The law firm of Hinshaw & Culbertson provides legal services to the Company. Roger Schnobrich, a director of the Company, is a partner in the firm.

     On December 3, 1998, SXD, DTR's wholly-owned subsidiary, entered into an 8%, $600,000, unsecured, convertible promissory note with Hyperport International (Hyperport). In addition to the note, the SXD received warrants to purchase up to 60,000 shares of Hyperport's common stock at an exercise price of $10 per share. This loan was offered as part of a $1.2 million bridge financing deal that was being administered by Equity Securities Investments Inc. (Equity Securities). Peter Hauser, one of DTR's current directors, is the Vice-President of Equity Securities. In addition to the bridge financing, Equity Securities was working with Hyperport as its agent to raise additional financing through a private placement. This relationship expired November 1999 and there is no current commitment to renew. During 1999, the Company wrote down its investment in this unaffiliated company to zero since there is no guarantee as to when or if Hyperport will be able to repay the loan.

     On February 1, 2000, Erlan Sagadiev exercised his right to 125,000 shares of the Company's common stock. He paid the
Company $70,000 and gave the Company a promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 of the exercised shares.

     On  January  13,  2001,  John Hupp exercised  his  right  to
247,500  shares  of  the Company's common  stock.   He  gave  the
Company a promissory note bearing interest at 5% per annum for the balance owed of $310,750. The principal and interest are due in five equal installments beginning January 2002 and each year thereafter. This note is secured by all of the 247,500 exercised shares.

     On  April  6, 2001, LeAnn Hitchcock exercised her  right  to
30,000 shares of the Company's common stock. She gave the Company a promissory note bearing interest at 5% per annum for the balance owed of $18,750. The principal and interest are due in five equal installments beginning April 2002 and each year thereafter. This note is secured by all of the 30,000 exercised shares.

     Additionally in April 2001, two members of the Board exercised 30,000 options giving the Company $41,876 in cash.

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

          10.3 Contract for Fiduciary Management of State Shares of the Open Type Joint Stock Company, Ak-Bulak with their Subsequent Buy-out Option (4)

          10.5 Form of Stock Option Agreement(1)

          10.6  Limited Liability Company Agreement of FoodMaster
          International  L.L.C. as amended and restated  November
          15, 1999(11)

          10.7  FoodMaster  International L.L.C.  Share  Transfer
          Agreement dated March 3, 1997(6)

          10.8  FoodMaster  International L.L.C.  Bill  of  Sale,
          Assignment  and  Assumption Agreement  dated  March  3,
          1997(6)

          10.9  Management Agreement between DTR  and  FoodMaster
          International L.L.C. as amended and restated  September
          11, 1998(9)

          10.10      Termination of Management Agreement  between
          DTR   and  FoodMaster  International  L.L.C.  effective
          November 15, 1999(11)

          10.12      Form  of  Assignment of  Financial  Advisory
          Agreement from the Company to FAI Limited Partnership effective January 31, 1993(1)

          10.13      Employment Agreement between DTR  and  Erlan
          Sagadiev effective September 30, 1996(6)

          10.14      Employment Agreement between  DTR  and  John
          Hupp   effective  October  1,  1998  as   amended   and
          restated(9)

          10.15 Amendment to Employment Agreement between DTR and John Hupp effective January 13, 2000(11)

          10.16      Office  Lease between DTR  and  McNeil  Real
          Estate  dated March 11, 1997 effective until April  30,
          2002(8)

          10.18      Promissory  Note between DTR  and  Hyperport
          International, Inc. dated July 26, 1999(11)

          10.19 Amendment to Employment Agreement between DTR and LeAnn Hitchcock effective December 18, 2000(12)

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

(11) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended December 31, 1999.

(12)    Filed herewith.

                           SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                         DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:        April 13, 2001            By /s/ LeAnn C. Hitchcock
                                       Name:   LeAnn C. Hitchcock
                                       Title:  Chief Financial Officer
                                  (Principal Financial & Accounting Officer)



Date:       April  13,  2001           By  /s/  John   P.   Hupp
                                       Name:   John P. Hupp
                                       Title:     Director



Date:       April  13,  2001           By  /s/  Peter  L.  Hauser
                                       Name:   Peter L. Hauser
                                       Title:     Director



Date:       April 13, 2001             By /s/ Roger W. Schnobrich
                                       Name:   Roger W. Schnobrich
                                       Title:     Director