Form 10QSB
period 2001-03-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2001-05-23
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission File Number: 0-21394



                       DEVELOPED TECHNOLOGY RESOURCE, INC.
               (Exact name of issuer as specified in its charter)



       MINNESOTA                                          41-1713474
       ---------                                          ----------
State of Incorporation                        I.R.S. Employer Identification No.

                            5223 INDUSTRIAL BOULEVARD
                             EDINA, MINNESOTA 55439
                            -------------------------
                      Address of Principal Executive Office

                                 (952) 820-0022
                                 --------------
                            Issuer's Telephone Number



Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


As of May 18, 2001, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets                     3
                  Condensed consolidated statements of operations           4
                  Condensed consolidated statements of cash flows           5
                  Notes to condensed consolidated financial statements      6

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      12


PART II. OTHER INFORMATION

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS          15

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         15


SIGNATURES                                                                 17

ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                             MARCH 31,   DECEMBER 31,
                                                               2001           2000
                                                           -----------    ----------
Current Assets:
         Cash and cash equivalents                         $    25,575    $    2,855
         Receivables:
              From sale of discontinued operations              18,293        18,293
              FoodMaster International L.L.C. (FMI)                187           187
              Other                                             13,914        10,514
         Notes receivable, net of allowance of $849,288             --            --
         Prepaid and other current assets                       12,571         7,877
                                                           -----------    ----------
              Total current assets                              70,540        39,726

Furniture and Equipment, net                                     6,484        17,156
Long-lived Assets Held for Disposal                              2,480            --
Note Receivable from Sale of Phygen Investment                 229,658            --
Investment in Savory Snacks L.L.C. (Savory Snacks)              44,659        54,734
                                                           -----------    ----------

                                                           $   353,821    $  111,616
                                                           ===========    ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
         Accounts payable                                  $    64,380    $   78,819
         Accrued liabilities                                   196,398        75,232
         Accrued lease commitments                              21,820            --
         Deferred gain                                           3,052         3,052
                                                           -----------    ----------
              Total current liabilities                        285,650       157,103

Non-current Deferred Gains                                     240,796        11,890
                                                           -----------    ----------
              Total liabilities                                526,446       168,993
                                                           -----------    ----------

Shareholders' Deficit:
         Common stock                                           11,783         9,308
         Additional paid-in capital                          7,077,978     6,508,290
         Notes receivable                                     (393,250)      (82,500)
         Accumulated deficit                                (6,869,136)   (6,492,475)
                                                           -----------    ----------
              Total shareholders' deficit                     (172,625)      (57,377)
                                                           -----------    ----------

Commitments and Contingencies (Notes 2 and 7)                       --            --

                                                           $   353,821    $  111,616
                                                           ===========    ==========


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                          2001          2000
                                        ---------     ---------
Revenues:
     Management fees from FMI                  --         7,500
     Commissions and other income             752           761
                                        ---------     ---------
                                              752         8,261

Selling, General and Administrative       453,354       159,029
                                        ---------     ---------

Operating Loss                           (452,602)     (150,768)
                                        ---------     ---------

Other Income (Expense):
     Interest income, net                   1,016           671
     Gain on sale of Phygen stock          85,000            --
     Equity in loss of FMI                     --            --
     Equity in loss of Savory Snacks      (10,075)           --
                                        ---------     ---------
                                           75,941           671
                                        ---------     ---------
Net Loss                                $(376,661)    $(150,097)
                                        =========     =========


Net Loss per Common Share:
     Basic and Diluted                  $    (.35)    $   (0.17)
                                        =========     =========

Weighted Average Shares Outstanding:
      Basic and Diluted                 1,090,320       888,238
                                        =========     =========


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                2001          2000
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                  $(376,661)    $(150,097)
   Adjustments to Reconcile Net Loss to Cash
         Provided (Used) by Operating Activities:
         Depreciation                                            2,353         3,079
         Stock-based compensation expense                      261,413        54,668
         Loss on disposal of furniture and equipment             5,839            --
         Equity in loss of Savory Snacks                        10,075            --
   Changes in Operating Assets and Liabilities:
         Receivables                                            (3,400)        2,321
         Receivable from FMI                                        --       (40,699)
         Receivable from Savory Snacks                              --           (14)
         Prepaid and other current assets                       (4,694)          894
         Accounts payable and accrued liabilities              128,547       (63,127)
         Deferred gains                                           (752)         (761)
                                                             ---------     ---------
         Net cash provided (used) by operating activities       22,720      (193,736)
                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                          --        70,000
                                                             ---------     ---------
         Net cash provided by financing activities                  --        70,000
                                                             ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                22,720      (123,736)

CASH AND CASH EQUIVALENTS, Beginning of period                   2,855       193,319
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, End of period                     $  25,575     $  69,583
                                                             =========     =========

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2000. Interim results of operations for the three-month period ended March 31, 2001 may not necessarily be indicative of the results to be expected for the full year.

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

     Foreign Currency Translation

     In 2001 and 2000, the functional currency of FMI's subsidiaries is the local currency. Accordingly, FMI translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs and expenses are translated at weighted-average rates during the year. Gains and losses resulting from the translation of the consolidated financial statements are excluded from the results of operations and are reflected as a translation adjustment as a separate component of shareholders' deficit. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur. The Company and FMI will continue to monitor the inflation rates in each of the fSU countries in which it operates to determine if FMI should revert to hyper-inflationary accounting.

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


2.   GOING CONCERN CONSIDERATIONS

     Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses and carry an accumulated deficit at March 31, 2001. DTR is committed to working through FMI's Board of Directors to address working capital shortages as needed over the coming year.

     DTR has also incurred substantial losses in recent years and, as a result, has an accumulated deficit of $6,869,136 at March 31, 2001. At March 31, 2001, the Company has not recorded $511,226 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

     In April 2001, the Company has obtained additional cash from the exercise of current stock options held by its board of directors. Two members of the Company's Board of Directors exercised 30,000 options which provided the Company $41,876 in cash.

     The Company believes that its recent stock transactions will provide enough cash to sustain it until a future agreement is reached for the strategic direction of the Company. If the Company is not able to generate sufficient cash through its operating and financing activities in 2001, it will not be able to pay its debts in a timely manner.

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)

     On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. As of March 31, 2001 and 2000, DTR owned 30% and API owned 70% of FMI, respectively. DTR records its proportionate share of the net income or loss of FMI in the statement of operations as loss or income of FMI under the equity method of accounting.

     During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $7,500 for the three months ended March 31, 2000, in accordance with its agreement with FMI.

     The Company's pro-rata share of FMI's cumulated losses for 2001 and 2000 was $2,249,894. However, the Company only recognized $1,736,812 of these losses in 2001 and 2000, because the Company's net investment in FMI was reduced to zero. The $513,082 of non-recognized losses will be recognized and will offset the Company's pro-rata share of FMI's income, if any, and amortization of negative goodwill in the future. As of March 31, 2001, the amount of non-recognized FMI losses was reduced to $511,226 by the $1,856 income recognized in the first quarter of 2001.

     Summarized financial information from the unaudited consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                            March  31, 2001
                                                           ---------------
                                                            (in thousands)
     Current assets                                           $  6,113
     Total assets                                               17,480
     Current liabilities                                         5,166
     Non-current liabilities                                     5,730
     Joint-venture equity                                        6,585
     DTR's 30% share of FMI's equity                             1,976
     DTR's negative goodwill (amortized over 15 years)          (2,383)
     DTR's carrying value of FMI's equity                            0

                                                        Three Months Ended
                                                             March 31,
                                                        2001           2000
                                                   -------------  -------------
                                                   (in thousands) (in thousands)
     Sales                                            $ 7,368        $ 5,653
     Gross profit                                       1,197            816
     Net loss                                            (176)          (356)
     DTR's share of FMI's loss before amortization
        of DTR's negative goodwill                        (53)          (107)
     DTR's share of FMI's loss, net of amortization
        of DTR's negative goodwill                          2            (53)

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

     The Company's pro-rata share of Savory Snacks losses for the first quarter of 2001 was $10,075.

     Summarized financial information from the unaudited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:
                                                   March 31, 2001
                                                   --------------
                                                   (in thousands)
     Current assets                                   $  101
     Total assets                                        559
     Current liabilities                                 982
     Non-current liabilities                             316
     Joint-venture deficit                              (739)
     DTR's share of Savory Snacks' equity                 45

                                                Three Months Ended
                                                     March 31,
                                               2001             2000
                                          -------------    -------------
                                          (in thousands)   (in thousands)
     Sales                                  $    52          $    78
     Gross profit                                19              (11)
     Net loss                                   (25)             (56)
     DTR's 40% share of Savory Snacks'
       loss (beginning April 1, 2000)           (10)              --

 5.  LONG-LIVED ASSETS HELD FOR DISPOSAL

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In the first quarter of 2001, the Company reclassified assets that were no longer being used as long-lived assets held for disposal. The assets had a cost $56,649 and a net book value at March 31, 2001 of $2,480. The Company believes that this is a reasonable value of the current fair market value for these assets.

6.   STOCK TRANSACTIONS

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

     On December 18, 2000, the Board of Directors agreed to amend the employment agreement of the Company's Chief Financial Officer. The Board voted to cancel her existing 15,000 options which were exercisable at an average price of $1.83 per share and to grant her 30,000 new stock options at the market price of $.625 per share with the option of a loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001.

     On February 2, 2001, the Company's former president exercised his right to 247,500 shares of the Company's common stock, and gave the Company a promissory note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003 and is secured by all the shares.

     Each of the modifications to the above stock options created a new measurement date and resulted in variable accounting for each award. The Company recorded stock-based compensation expense of $261,413 and $54,668 for the three months ended March 31, 2001 and 2000, respectively.

7.   COMMITMENTS & CONTINGENCIES

     Leasehold Abandonment

     The Company leased its primary office facilities under an operating lease that expires on April 30, 2002. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office that it rents on a month to month basis for $100 per month. The Company accrued, as of March 31, 2001, $21,820 which represents all future amounts due under the old lease. According to the lease, these amounts are payable unless the space can be subleased in the future.

     The following schedule sets forth the future minimum rental payments from April 1, 2001 required under the operating lease:

               Year Ending                                 Operating
               December 31,                                  Leases
               ------------                                ---------
                  2001                                       15,093
                  2002                                        6,727
                                                           ---------
                                                           $ 21,820
                                                           =========

     Upon the abandonment of its leasehold premises, the Company wrote off the remaining net book value of its leasehold improvements of $1,079.

8.   SALE OF BUSINESS

     In January 2001, DTR sold its 10% ownership (96,818 shares) in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen. This investment was on DTR's books at a zero value. Therefore, the Company recognized the entire $85,000 of cash it received as gain on sale of Phygen. Due to collectibility concerns, DTR has deferred the remaining $228,658 gain until the receipt of future cash.

9.   LOSS PER SHARE

     The following table reflects the calculation of basic and diluted loss per share.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      2001              2000
                                                  -----------       -----------
     Numerator:
     Net loss                                     $  (376,661)      $  (150,097)
                                                  ===========       ===========
     Denominator:
     Weighted average shares - Basic earnings       1,090,320           888,238
     Dilutive effect of stock options/warrants             --                --
                                                  -----------       -----------

     Weighted average shares - Diluted earnings     1,090,320           888,238
                                                  ===========       ===========

     Net loss per share - Basic and Diluted       $     (0.35)      $     (0.17)
                                                  ===========       ===========

     The assumed exercise of potentially dilutive securities (65,000 and 282,500 shares) have not been included in the computation of diluted earnings per common share for the years ended December 31, 2001 and 2000, respectively, as their effect would be antidilutive.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Non-cash operating and investing activities:

     In connection with the stock option exercises discussed in Note 6, the Company granted the optionees a non-recourse note for $310,750 and $82,500 in the first quarter of 2001 and 2000, respectively.

                                               Three Months Ended
                                                    March 31,
     Supplemental cash flow information:         2001       2000
     -----------------------------------       --------   --------

     Cash paid for:
     Interest                                  $  2,580   $    241
     Taxes                                     $     --   $     --

11.  SUBSEQUENT EVENTS

     In April 2001, the Company's chief financial officer exercised her right to 30,000 shares of the Company's common stock, and gave the Company a promissory note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003 and is secured by the shares.

     Additionally, two members of the Board of Directors exercised 30,000 options which provided the Company $41,876 in cash.

     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its royalty interest in Armed Corp. to this subsidiary. This royalty interest is in a medical technology which is designed to permit the measurement, through a pressure sensitive system, of the elasticity and hardness of soft tissue. Through digitization, a clinician using this system is able to generate an image showing the size and location of nodules in human tissue, as an aid to cancer detection. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s royalty interest has been determined to have a fair market value of approximately $107,000.

     On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was set at May 15, 2001.

     Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. will issue 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Following the closing, DTR-Med Pharma Corp. will have approximately 13,576,560 shares of common stock outstanding, of which approximately 1,221,890 will be held by DTR's shareholders as a result of the stock dividend.

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

In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its royalty interest in Armed Corp. to this subsidiary. This royalty interest is in a medical technology which is designed to permit the measurement, through a pressure sensitive system, of the elasticity and hardness of soft tissue. Through digitization, a clinician using this system is able to generate an image showing the size and location of nodules in human tissue, as an aid to cancer detection. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s royalty interest has been determined to have a fair market value of approximately $107,000.

On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was set at May 15, 2001.

Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. will issue 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Following the closing, DTR-Med Pharma Corp. will have approximately 13,576,560 shares of common stock outstanding, of which approximately 1,221,890 will be held by DTR's shareholders as a result of the stock dividend.


RESULTS OF OPERATIONS

REVENUES

         From March 1997 to November 1999, DTR managed the dairy operations of FMI and pursued dairy acquisitions for FMI under a management contract with FMI. In November 1999, DTR agreed to terminate its management agreement in order to pursue other opportunities and to allow FMI to be self-managed. During 2000, DTR contracted its financial services to FMI. As of January 2001, DTR's chief financial officer began working directly for FMI full time and is working for DTR on a part-time contractual basis.

         The Company generated total revenues of $752 and $8,261 during the three months ended December 31, 2001 and 2000, respectively. This 91% decrease from 2000 revenue levels is the result of the discontinuance of any management services performed by DTR for FMI.

SELLING, GENERAL AND ADMINISTRATIVE

         In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as President, but remain a director for the Company. The Company's chief financial officer will continue to work on a part time basis in both positions and will not require any cash payment until the Company is able to do so. With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests.

         Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $453,354 and $159,029, respectively. During the 1st quarter of 2001 and 2000, DTR recognized $261,413 and $54,668 of non-cash compensation expense related to the issuance of stock options and loans on exercised shares to employees. In addition during the three months ended March 31, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $21,820 of rent expense and $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $10,500 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR received cash of $22,720 during the three months ended March 31, 2001 compared to using cash of $193,736 in 2000. The increase in cash was mainly caused by the collection of $85,000 on the sale of Phygen, Inc. In January 2001, DTR sold its 10% ownership in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen.

INVESTING ACTIVITIES

         There were no investing activities during the first quarter of 2001 or 2000.

FINANCING ACTIVITIES

         In the first quarter of 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a note for $82,500. This note is secured by a portion of the shares exercised by the former employee.


LIQUIDITY

         As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as

President, but remain a director for the Company. The Company's chief financial officer will continue to work on a part time basis in both positions and will not require any cash payment until the Company is able to do so.

         The Company has obtained additional cash from the exercise of current stock options held by its employees and board of directors. In January 2001, the Company's former president exercised 247,500 options and gave the Company a note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003 and is secured by the shares. In April 2001, the Company's chief financial officer exercised 30,000 options and gave the Company a note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003 and is secured by the shares. Additionally, two members of the Board of Directors exercised 30,000 options giving the Company $41,876 in cash.

         The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership and a fully reserved note receivable in Savory Snacks, its $229,658 note receivable on the sale of its Phygen ownership, and its notes receivable for exercise of stock options. The Company has until January 2002 to either engage in some renewed business activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options and will be issuing a press release upon the determination of the Company's future strategies.

         With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests or until a new decision is reached for the direction of the Company.

PART II. OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2001.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  The following new Exhibits are filed as part of this Form 10-QSB:

                  (a) List of Exhibits

                           20.1 Press Release re: DTR-Med Pharma Corp.

                           21.1 Subsidiaries of Developed Technology Resource,
                                Inc., as amended


                  (b) Reports on Form 8-K

                           There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarter ended March 31, 2001.

                                  EXHIBIT INDEX
                                  -------------


     The following Exhibits are filed as part of this Form 10-QSB:

         NO.      EXHIBIT DESCRIPTION
         ----     -------------------

         20.1     Press Release re: DTR-Med Pharma Corp.

         21.1     Subsidiaries of Developed Technology Resource, Inc. as amended

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:  May 21, 2001                By /s/ LeAnn C. Hitchcock
                                      ------------------------------------------
                                      Name:  LeAnn C. Hitchcock
                                      Title: President & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)



Date:  May 21, 2001                By /s/ John P. Hupp
                                      ------------------------------------------
                                      Name:  John P. Hupp
                                      Title: Director



Date:  May 21, 2001                By /s/ Peter L. Hauser
                                      ------------------------------------------
                                      Name:  Peter L. Hauser
                                      Title: Director



Date:  May 21, 2001                By /s/ Roger W. Schnobrich
                                      ------------------------------------------
                                      Name:  Roger W. Schnobrich
                                      Title: Director