Form 10QSB
period 2001-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2001-08-13
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________ to ___________


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


                            5223 INDUSTRIAL BOULEVARD
                             EDINA, MINNESOTA 55439
                             ----------------------
                      Address of Principal Executive Office

                                 (952) 820-0022
                                 --------------
                            Issuer's Telephone Number



Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___


As of August 9, 2001, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

      ITEM 1.     CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  Condensed consolidated balance sheets                        3
                  Condensed consolidated statements of operations              4
                  Condensed consolidated statements of cash flows              5
                  Notes to condensed consolidated financial statements         6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         14


PART II.   OTHER INFORMATION

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            17


SIGNATURES                                                                    18

ITEM 1.  CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2001              2000
                                                                ------------      ------------
Current Assets:
         Cash and cash equivalents                              $     19,952      $      2,855
         Receivables:
              From sale of discontinued operations                        --            18,293
              FoodMaster International L.L.C. (FMI)                       --               187
              Other                                                   18,537            10,514
         Notes receivable, net of allowance of $849,288                   --                --
Prepaid and other current assets                                       8,877             7,877
                                                                ------------      ------------
              Total current assets                                    47,366            39,726

Furniture and Equipment, net                                           5,422            17,156
Long-lived Assets Held for Disposal                                    2,173                --
Note Receivable from Sale of Phygen Investment                       229,658                --
Investment in Savory Snacks L.L.C. (Savory Snacks)                    50,612            54,734
                                                                ------------      ------------

                                                                $    335,231      $    111,616
                                                                ============      ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
         Accounts payable                                       $     61,680      $     78,819
         Accrued liabilities                                         183,086            75,232
         Accrued lease commitments                                    17,572                --
         Deferred gain                                                 3,052             3,052
                                                                ------------      ------------
              Total current liabilities                              265,390           157,103

Non-current Deferred Gains                                           240,035            11,890
                                                                ------------      ------------
              Total liabilities                                      505,425           168,993
                                                                ------------      ------------

Shareholders' Deficit:
         Common stock                                                 12,219             9,308
         Additional paid-in capital                                7,062,487         6,508,290
         Notes receivable                                           (412,837)          (82,500)
         Accumulated deficit                                      (6,832,063)       (6,492,475)
                                                                ------------      ------------
              Total shareholders' deficit                           (170,194)          (57,377)
                                                                ------------      ------------

Commitments and Contingencies (Notes 2 and 7)
                                                                $    335,231      $    111,616
                                                                ============      ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------     -----------------------------
                                                       2001             2000             2001             2000
                                                   ------------     ------------     ------------     ------------
Revenues:
     Management fees from FMI                      $         --     $      7,500     $         --     $     15,000
     Commissions and other income                           761              761            1,513            1,522
                                                   ------------     ------------     ------------     ------------
                                                            761            8,261            1,513           16,522

     Selling, general and administrative                 30,681           54,668          222,622          208,767
     Non-cash stock based compensation                  (55,636)          38,645          205,777           43,575
                                                   ------------     ------------     ------------     ------------
                                                        (24,955)          93,313          428,399          252,342

Operating Income (Loss)                                  25,716          (85,052)        (426,886)        (235,820)

Other Income (Expense):
     Interest income, net                                 3,653              538            4,669            1,209
     Gain on sale of Phygen stock                            --               --           85,000               --
     Gain on sale of aviation securities                  1,751               --            1,751               --
     Equity in earnings (loss) of Savory Snacks           5,953          (31,012)          (4,122)         (31,012)
     Equity in loss of FMI                                   --               --               --               --
                                                   ------------     ------------     ------------     ------------


Net Income (Loss)                                  $     37,073     $   (115,526)    $   (339,588)    $   (265,623)
                                                   ============     ============     ============     ============


Net Income (Loss) per Common Share:
     Basic                                         $       0.03     $      (0.12)    $      (0.29)    $      (0.29)
                                                   ============     ============     ============     ============

     Diluted                                       $       0.03     $      (0.12)    $      (0.29)    $      (0.29)
                                                   ============     ============     ============     ============


Weighted Average Shares Outstanding:
     Basic                                            1,219,496          930,820        1,155,265          909,529
                                                   ============     ============     ============     ============

     Diluted                                          1,221,422          930,820        1,155,265          909,529
                                                   ============     ============     ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                 2001             2000
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                            $   (339,588)    $   (265,623)
         Adjustments to Reconcile Net Loss to Cash
              Provided (Used) by Operating Activities:
              Depreciation                                          3,722            6,042
              Stock-based compensation expense                    205,777           43,575
              Gain on stock redemption                             (1,751)              --
              Loss on disposal of furniture and equipment           5,839            1,401
              Equity in loss of Savory Snacks                       4,122           31,012
         Changes in Operating Assets and Liabilities:
              Receivables                                          (8,023)           2,626
              Receivable from FMI                                      --          (31,290)
              Receivable from Savory Snacks                           187             (200)
              Prepaid and other current assets                     (1,000)           7,376
              Accounts payable and accrued liabilities            108,287          (58,552)
              Deferred gains                                       (1,513)          (1,522)
                                                             ------------     ------------
Net cash used by operating activities                             (23,941)        (265,155)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of furniture and equipment                 --            2,100
                                                             ------------     ------------
              Net cash provided by investing activities                --            2,100
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                   41,038           70,000
                                                             ------------     ------------
              Net cash provided by financing activities            41,038           70,000
                                                             ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   17,097         (193,055)

CASH AND CASH EQUIVALENTS, Beginning of period                      2,855          193,319
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, End of period                     $     19,952     $        264
                                                             ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

     Developed Technology Resource, Inc. (DTR or the Company) has investments in food processing operations in various countries of the former Soviet Union
     (fSU). These investments are owned indirectly through FoodMaster International L.L.C. (FMI), DTR's joint venture with Agribusiness Partners International L.P. (API), and through Savory Snacks L.L.C., its joint venture with a private investor.

     Effective April 1, 2000, DTR owns 40% of Savory Snacks L.L.C. (Savory Snacks), a Wisconsin corporation that currently owns 100% of a snack food production company in Talgar, Kazakhstan.

     As of January 2001, the Company no longer is actively engaged in operating business activities. The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership in Savory Snacks, a fully reserved note receivable due from Savory Snacks, and a fully reserved note receivable related to the sale of its Phygen ownership. Additionally, the Company is expecting to receive additional cash from its notes receivable related to the exercise of employee stock options. The Company has until January 2002 to either engage in some renewed business activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options.

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2000. Interim results of operations for the six-month period ended June 30, 2001 may not necessarily be indicative of the results to be expected for the full year.

     Basis of Presentation

     DTR owns 30% of FMI and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting. The original excess of DTR's underlying equity in net assets of FMI over the carrying value of its investment ($3,273,866) is being amortized to income over 15 years. Upon adoption of the new accounting pronouncement, SFAS 142, amortization of this excess, or negative goodwill, will cease.

     Net Income (Loss) per Common Share

     Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share when the result is dilutive.

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

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating SFAS No. 141 and SFAS No. 142 and the impact it may have on the amortization of the negative goodwill related to the investment in FMI.


2.   GOING CONCERN CONSIDERATIONS

     Since August 1998, the countries of the fSU, in which the subsidiaries of FMI operate, have faced a series of adverse economic conditions. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse and retroactive changes in any of these areas could significantly affect the Company. The countries have seen a significant devaluation of their local currency against the US dollar, higher interest rates and reduced opportunities for financing. As a result of these situations, several of the subsidiaries have suffered significant losses and carry an accumulated deficit at June 30, 2001. DTR will be working through FMI's Board of Directors to address any working capital shortages over the coming year.

     DTR has also incurred substantial losses in recent years and, as a result, has an accumulated deficit of $6,832,063 at June 30, 2001. As of June 30, 2001, the Company has not recorded $324,101 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's future pro-rata share of FMI's income, if any, and amortization of negative goodwill. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

     The Company believes that the recent exercise of employee stock options (see Note 6) and the sale of its Phygen Investment (see Note 8) will provide enough cash to sustain it until a future agreement is reached for the strategic direction of the Company. If the Company is not able to generate sufficient cash through its operating and financing activities in 2001, it will not be able to pay its debts in a timely manner.


3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)

     On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. As of June 30, 2001 and 2000, DTR owned 30% and API owned 70% of FMI, respectively. DTR records its proportionate share of the net income or loss of FMI in the statements of operations as equity in income or loss of FMI under the equity method of accounting.

     During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $7,500 and $15,000 for the three and six months ended June 30, 2000, respectively, in accordance with its agreement with FMI.

     The Company's pro-rata share of FMI's cumulated losses for 1999 and 2000 was $2,249,894. However, the Company only recognized $1,736,812 of these losses through December 2000, because the Company's net investment in FMI was reduced to zero. The $513,082 of non-recognized losses is being recognized and is offsetting the Company's future pro-rata share of FMI's income, if any, and amortization of negative goodwill. As of June 30, 2001, the amount of unrecognized FMI losses was reduced to $324,101 by the Company's proportionate share of FMI's net income in the first half of 2001 which aggregated $188,981.

     Summarized financial information from the unaudited consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                                        June 30, 2001
                                                                        --------------
                                                                        (in thousands)
     Current assets                                                     $      7,848
     Total assets                                                             19,692
     Current liabilities                                                       5,255
     Non-current liabilities                                                   7,023
     Joint-venture equity                                                      7,023
     DTR's 30% share of FMI 's equity                                          2,107
     DTR's negative goodwill (amortized over 15 years)                        (2,328)
     DTR's carrying value of FMI's equity                                          0

                                                                        Six Months Ended
                                                                             June 30,
                                                                      2001                2000
                                                                 --------------      --------------
                                                                 (in thousands)      (in thousands)
     Sales                                                       $     16,033        $     11,626
     Gross profit                                                       3,637               2,254
     Net income (loss)                                                    266                (264)
     DTR's share of FMI's income (loss) before amortization of
        DTR's negative goodwill                                            80                 (79)
     DTR's share of FMI's income (loss), including amortization
        of DTR's negative goodwill                                        189                  30


4.   INVESTMENT IN SAVORY SNACKS L.L.C. (SAVORY SNACKS)

     In April 2000, DTR agreed to convert $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snacks. This Wisconsin-based company has a 100% ownership interest in a snack food production company in Talgar, Kazakhstan. DTR also converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum. Due to a lack of working capital in the subsidiary, there is no guarantee when and if the party will be able to repay the note. Therefore, the Company fully reserved this $200,000 receivable in December 2000 and will not recognize any interest income until received.

     The Company's pro-rata share of Savory Snacks losses for the first half of 2001 and 2000 was $4,122 and $31,012, respectively.

     Summarized financial information from the unaudited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:


                                                                             June 30, 2001
                                                                             --------------
                                                                             (in thousands)
     Current assets                                                          $        127
     Total assets                                                                     566
     Current liabilities                                                              954
     Non-current liabilities                                                          332
     Joint-venture deficit                                                           (721)
     DTR's share of Savory Snacks' equity                                              51

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            2001                2000
                                                                       --------------      --------------
                                                                       (in thousands)      (in thousands)
     Sales                                                             $        155        $        130
     Gross profit                                                                68                 (31)
     Net loss                                                                   (10)               (144)
     DTR's 40% share of Savory Snacks' loss (beginning April 1, 2000)            (4)                (31)


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

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had a cost $56,649 and a net book value at June 30, 2001 of $2,173. The Company believes that this is a reasonable value of the current fair market value for these assets.


6.   STOCK TRANSACTIONS

     On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. This note is secured by 90,000 shares exercised by the former employee.

     On December 18, 2000, the Board of Directors agreed to amend the employment agreement of the Company's chief financial officer. The Board canceled her existing 15,000 options which were exercisable at an average price of $1.83 per share and granted her 30,000 new stock options at the market price of $.625 per share with the option of a non-recourse loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001. In April 2001, the Company's chief financial officer and current president exercised her right to these 30,000 shares of the Company's common stock, and gave the Company a non-recourse promissory note for $18,750. This note bears interest at the rate of 5% per annum, is due in four equal installments beginning April 6, 2003, and is secured by all the shares exercised.

     On February 2, 2001, the Company's former president exercised his right to 247,500 shares of the Company's common stock, and gave the Company a non-recourse promissory note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003, and is secured by all the shares exercised.

     Each of the above stock transactions require a new measurement date each quarter, resulting in variable accounting for each award. The Company recorded stock-based compensation expense of $205,777 and $43,575 for the six months ended June 30, 2001 and 2000, respectively and $(55,636) and $38,645 for the three months ended June 30, 2001 and 2000, respectively.

     Additionally in April 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,038 cash and $837 of receivables.


7.   COMMITMENTS & CONTINGENCIES

     Leasehold Abandonment

     The Company leased its primary office facilities under an operating lease that expires on April 30, 2002. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office that it rents on a month to month basis for $100 per month. The Company accrued, as of June 30, 2001, $17,572 which represents all future amounts due under the old lease. According to the lease, these amounts are payable unless the space can be subleased in the future.

     The following schedule sets forth the future minimum rental payments required under the operating lease from July 1, 2001:

                                  Year Ending                Operating
                                  December 31,                 Leases
                                  ------------              -----------
                                      2001                       10,543
                                      2002                        7,029
                                                            -----------
                                                            $    17,572
                                                            ===========

     Upon the abandonment of its leasehold premises, the Company wrote off the remaining net book value of its leasehold improvements of $1,079.


8.   SALE OF BUSINESS

     In January 2001, DTR sold its 10% ownership (96,818 shares) in Phygen, Inc. for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen. This investment was on DTR's books at a zero value. Therefore, the Company recognized the entire $85,000 of cash it received as gain on sale of Phygen. Due to collectibility concerns, DTR has deferred the remaining $228,658 gain and recognition of interest income until the receipt of future cash.


9.   SPIN-OFF

     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Armed Corp. to this subsidiary. This royalty interest relates to a medical technology which is designed to permit the measurement, through a pressure sensitive system, of the elasticity and hardness of soft tissue. Through digitization, a clinician using this system is able to generate an image showing the size and location of nodules in human tissue, as an aid to cancer detection. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s this right to future royalty interest was determined to have a fair market value of approximately $107,000.

     On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was May 15, 2001.

     Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Following the closing, DTR-Med Pharma Corp. has approximately 13,576,560 shares of common stock outstanding, of which 1,221,890 are held by DTR's shareholders as a result of the stock dividend. Pro-Pharmaceuticals, Inc. is attempting to develop an improved drug delivery system that reduces the toxicity of drugs currently used for the treatment of cancer, such as those drugs used in chemotherapy.

     Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there is no financial statement impact from the creation and spin-off of this new subsidiary.


10.  SALE OF AVIATION SECURITIES

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

     Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale was deferred and will be recognized as payments are received. As of December 31, 2000, the total still due under the note was $480,000 along with a deferred gain of $461,707. Due to the buyer's delinquency in payment and the limited success of the business that was sold, management reduced the receivable by the $461,707 of the related deferred gain, leaving a balance of $18,293 recorded on its balance sheet at December 31, 2000.

     The former employee had pledged 16,430 of his shares of DTR's common stock as collateral for the loan. In December 2000, the former employee was in default on all payments and DTR began foreclosure proceedings on the pledged shares. In April 2001, DTR cancelled these shares at a value of $20,044. The $1,751 difference between the stock value and the $18,293 receivable was recognized as gain from sale of aviation securities in the Company's statements of operations for the three and six months ended June 30, 2001.


11.  INCOME (LOSS) PER COMMON SHARE

     The following table reflects the calculation of basic and diluted income
     (loss) per common share:

                                                  Three months ended June 30,       Six months ended June 30,
                                                     2001            2000             2001             2000
                                                 ------------    ------------     ------------     ------------
Numerator:
----------
    Net income (loss)                            $     37,073    $   (115,526)    $   (339,588)    $   (265,623)
                                                 ============    ============     ============     ============

Denominator:
------------
    Weighted average shares-Basic earnings          1,219,496         930,820        1,155,265          909,529
    Dilutive effect of stock options/warrants           1,926              --               --               --
                                                 ------------    ------------     ------------     ------------
    Weighted average shares-Diluted earnings        1,221,422         930,820        1,155,265          909,529
                                                 ============    ============     ============     ============

Net income (loss) per common share - Basic       $       0.03    $      (0.12)    $      (0.29)    $      (0.29)
                                                 ============    ============     ============     ============

Net income (loss) per common share - Diluted     $       0.03    $      (0.12)    $      (0.29)    $      (0.29)
                                                 ============    ============     ============     ============

     The assumed exercise of potentially dilutive securities (227,500; 5,000; and 292,500 shares) have not been included in the computation of diluted earnings per common share for the three months ended June 30, 2000 and the six months ended June 30, 2001 and 2000, respectively, as their effect would be antidilutive.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Non-cash operating and investing activities:

     In connection with the stock option exercises discussed in Note 6, the Company received non-recourse notes from the optionees totaling $329,500 and $82,500 in the first six months of 2001 and 2000, respectively.

     In April 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snacks. In addition, they converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum.

                                                        Six Months Ended
                                                            June 30,
     Supplemental cash flow information:               2001          2000
     -----------------------------------           ----------     ----------
     Cash paid for:
     Interest                                      $    4,050     $      468
     Taxes                                         $       --     $       --

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

In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Armed Corp. to this subsidiary. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s this right to future royalty interest was determined to have a fair market value of approximately $107,000.

On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was May 15, 2001.

Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001.

Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there is no financial statement impact from the creation and spin-off of this new subsidiary.



RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $1,513 and $16,522 during the six months ended June 30, 2001 and 2000, respectively. This 91% decrease from 2000 revenue levels is the result of the discontinuance of any management contractual services performed by DTR for FMI.

         During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $7,500 and $15,000 for the three and six months ended June 30, 2000, respectively, in accordance with its agreement with FMI. In January 2001, DTR's chief financial officer began working full time as a direct employee of FMI and is working for DTR only on a part time contractual basis. Therefore, there are no management fee revenues in 2001 as there were in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

         In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as President, but remain a director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis in both positions and not require any cash payment until the Company is able to do so. With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests.

         Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $428,399 and $252,342, respectively. During these respective periods, DTR recognized $205,777 and $43,575 of non-cash stock based compensation expense related to the issuance of stock options and loans on exercised shares to employees. In addition during the six months ended June 30, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $17,572 of future contingent rent expense and $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining $72,633 of 2001 expenses relate to normal operating costs.

         Selling, general and administrative expenses for the three months ended June 30, 2001 and 2000 were $(24,955) and $93,313, respectively. During the second quarter of 2001, DTR reduced its non-cash stock based compensation expense by $55,636 due to the lower market value of its common stock as of June 30, 2001. During the second quarter of 2000, DTR increased its non-cash stock based compensation expense by $38,645 due to the higher market value of its common stock. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used cash of $23,941 and $265,155 during the six months ended June 30, 2001 and 2000, respectively. This decrease in cash used was mainly caused by the collection of $85,000 on the sale of Phygen, Inc. in January 2001 and an overall decrease in payments for operating expenses in 2001.


INVESTING ACTIVITIES

         In the three months ended June 30, 2000, DTR sold equipment to FMI for $2,100. The net book value of this equipment was $3,501. Thus, resulting in a $1,401 loss to DTR. There have been no investing activities during the first six months of 2001.


FINANCING ACTIVITIES

         In April 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,038 cash and $837 of receivables.

         In February 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a non-recourse promissory note for $82,500. This note is secured by a portion of the shares exercised by the former employee.


LIQUIDITY

         As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain a director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis in both positions and not require any cash payment until the Company is able to do so.

         The Company plans to obtain additional cash from the payments on loans due from former employees upon the exercise of their stock options. On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. In January 2001, the Company's former president exercised 247,500 options and gave the Company a non-recourse note for $310,750. This note bears interest at the rate of 5% per annum, and is due in four equal annual installments beginning December 31, 2003. In April 2001, the Company's chief financial officer and current president exercised 30,000 options and gave the Company a non-recourse note for $18,750. This note bears interest at the rate of 5% per annum, and is due in four equal installments beginning April 6, 2003.

         The remaining assets of DTR are its 30% ownership in FMI, its 40% ownership in Savory Snacks, a fully reserved note receivable due from Savory Snacks, and a fully reserved note receivable related to the sale of its Phygen ownership. Additionally, the Company is expecting to receive additional cash from its notes receivable related to the exercise of employee stock options. The Company has until January 2002 to either engage in some renewed business activities or to change its status to an investment company. The Company's Board of Directors is currently contemplating its options.

         With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests or until a new decision is reached for the direction of the Company.

PART II.      OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarterly period ended June 30, 2001.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              The following new Exhibits are filed as part of this Form 10-QSB:

              (a) List of Exhibits

                        NONE

              (b) Reports on Form 8-K

                        There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended June 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:  August 10, 2001                By     /s/ LeAnn C. Hitchcock
                                         ---------------------------------------
                                      Name:  LeAnn C. Hitchcock
                                      Title: President & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)



Date:  August 10, 2001                By     /s/ John P. Hupp
                                         ---------------------------------------
                                      Name:  John P. Hupp
                                      Title: Director



Date:  August 10, 2001                By     /s/ Peter L. Hauser
                                         ---------------------------------------
                                      Name:  Peter L. Hauser
                                      Title: Director



Date:  August 10, 2001                By     /s/ Roger W. Schnobrich
                                         ---------------------------------------
                                      Name:  Roger W. Schnobrich
                                      Title: Director