Form 10QSB
period 2001-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2001-11-14
CIK 890725

FORM 10-QSB

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


As of November 12, 2001, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

ITEM 1.  CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2001             2000
                                                               ------------     ------------
Current Assets:
         Cash and cash equivalents                             $      5,353     $      2,855
         Receivables:
              From sale of discontinued operations                       --           18,293
              FoodMaster International L.L.C. (FMI)                      --              187
              Other                                                  23,361           10,514
         Notes receivable, net of allowance of $849,288                  --               --
Prepaid and other current assets                                      5,047            7,877
                                                               ------------     ------------
              Total current assets                                   33,761           39,726

Furniture and Equipment, net                                          4,363           17,156
Long-lived Assets Held for Disposal                                   1,887               --
Note Receivable from Sale of Phygen Investment                      229,658               --
Investment in Savory Snacks L.L.C. (Savory Snacks)                   42,595           54,734
                                                               ------------     ------------

                                                               $    312,264     $    111,616
                                                               ============     ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
         Accounts payable                                      $     58,249     $     78,819
         Accrued compensation                                       167,064           47,318
         Accrued lease commitments                                   17,572               --
         Accrued other                                               21,753           27,914
         Deferred gain                                                3,052            3,052
                                                               ------------     ------------
              Total current liabilities                             267,690          157,103

Non-current Deferred Gains                                          239,265           11,890
                                                               ------------     ------------
              Total liabilities                                     506,955          168,993
                                                               ------------     ------------

Shareholders' Deficit:
         Common stock                                                12,219            9,308
         Additional paid-in capital                               6,802,547        6,508,290
         Notes receivable                                          (412,000)         (82,500)
         Accumulated deficit                                     (6,597,457)      (6,492,475)
                                                               ------------     ------------
              Total shareholders' deficit                          (194,691)         (57,377)
                                                               ------------     ------------

Commitments and Contingencies (Notes 2 and 7)
                                                               $    312,264     $    111,616
                                                               ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                            -----------------------------     -----------------------------
                                                2001             2000             2001             2000
                                            ------------     ------------     ------------     ------------
Revenues:
     Management fees from FMI               $         --     $     10,713     $         --     $     25,713
     Commissions and other income                    770              769            2,283            2,291
                                            ------------     ------------     ------------     ------------
                                                     770           11,482            2,283           28,004
                                            ------------     ------------     ------------     ------------

     Selling, general and administrative          21,865           91,862          244,487          300,629
     Stock based compensation expense
       (benefit)                                (259,940)           2,905          (54,163)          46,480
                                            ------------     ------------     ------------     ------------
                                                (238,075)          94,767          190,324          347,109
                                            ------------     ------------     ------------     ------------

Operating Income (Loss)                          238,845          (83,285)        (188,041)        (319,105)

Other Income (Expense):
     Interest income, net                          3,778              935            8,447            2,144
     Gain on sale of Phygen stock                     --               --           85,000               --
     Gain on sale of aviation securities              --               --            1,751               --
     Equity in loss of Savory Snacks              (8,017)         (16,903)         (12,139)         (47,915)
     Equity in loss of FMI                            --               --               --               --
                                            ------------     ------------     ------------     ------------

Income (Loss) before Income Taxes                234,606          (99,253)        (104,982)        (364,876)

Income Taxes                                          --            3,227               --            3,227
                                            ------------     ------------     ------------     ------------

Net Income (Loss)                           $    234,606     $   (102,480)    $   (104,982)    $   (368,103)
                                            ============     ============     ============     ============



Net Income (Loss) per Common Share:
     Basic                                  $       0.19     $      (0.11)    $      (0.09)    $      (0.40)
                                            ============     ============     ============     ============

     Diluted                                $       0.19     $      (0.11)    $      (0.09)    $      (0.40)
                                            ============     ============     ============     ============


Weighted Average Shares Outstanding:
     Basic                                     1,221,890          930,820        1,177,717          916,678
                                            ============     ============     ============     ============

     Diluted                                   1,221,947          930,820        1,177,717          916,678
                                            ============     ============     ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                 2001             2000
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                            $   (104,982)    $   (368,103)
         Adjustments to Reconcile Net Loss to Cash
              Used by Operating Activities:
              Depreciation                                          5,067            8,664
              Stock-based compensation expense (benefit)          (54,163)          46,480
              Gain on stock redemption                             (1,751)              --
              Loss on disposal of furniture and equipment           4,394            4,529
              Equity in loss of Savory Snacks                      12,139           47,915
         Changes in Operating Assets and Liabilities:
              Receivables                                         (12,847)           1,621
              Receivable from FMI                                      --           (9,858)
              Receivable from Savory Snacks                           187               --
              Prepaid and other current assets                      2,830           12,655
              Accounts payable and accrued liabilities            110,587           (6,666)
              Deferred gains                                       (2,283)          (2,291)
                                                             ------------     ------------
              Net cash used by operating activities               (40,822)        (265,054)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of furniture and equipment              1,445            2,600
         Purchases of furniture and equipment                          --             (186)
                                                             ------------     ------------
              Net cash provided by investing activities             1,445            2,414
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                   41,875           70,000
                                                             ------------     ------------
              Net cash provided by financing activities            41,875           70,000
                                                             ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,498         (192,640)

CASH AND CASH EQUIVALENTS, Beginning of period                      2,855          193,319
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, End of period                     $      5,353     $        679
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

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2000. Interim results of operations for the nine-month period ended September 30, 2001 may not necessarily be indicative of the results to be expected for the full year.

     Basis of Presentation

     DTR owns 30% of FMI and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

     Net Income (Loss) per Common Share

     Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common and potentially dilutive securities outstanding during the year. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is dilutive.

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

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.


2.   GOING CONCERN CONSIDERATIONS

     DTR has incurred substantial losses in recent years and, as a result, has an accumulated deficit and working capital deficit of $6,597,457 and $233,929, respectively, at September 30, 2001. As of September 30, 2001, the Company has not recorded $162,821 of its proportionate share of losses in FMI because the investment account has been written down to a zero value. This amount will offset the Company's future pro-rata share of FMI's income, if any. The Company's ability to continue as a going concern depends upon successfully obtaining sufficient financing to maintain adequate liquidity until such time as DTR sells or receives a return on its investments. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

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


3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)

     On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. As of September 30, 2001 and 2000, DTR owned 30% and API owned 70% of FMI, respectively. DTR records its proportionate share of the net income or loss of FMI in the statements of operations as equity in income or loss of FMI under the equity method of accounting.

     During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $10,713 and $25,713 for the three and nine months ended September 30, 2000, respectively, in accordance with its agreement with FMI.

     The Company's pro-rata share of FMI's cumulated losses for 1999 and 2000 was $2,249,894. However, the Company only recognized $1,736,812 of these losses through December 2000, because the Company's net investment in FMI was reduced to zero. The $513,082 of non-recognized losses will be recognized and is offset the Company's future pro-rata share of FMI's income, if any. As of September 30, 2001, the amount of unrecognized FMI losses was reduced to $162,821 by the Company's proportionate share of FMI's net income for the nine months of 2001 which aggregated $350,261.

     Summarized financial information from the unaudited consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                          September 30, 2001
                                                          ------------------
                                                            (in thousands)
     Current assets                                          $    8,658
     Total assets                                                21,158
     Current liabilities                                          4,650
     Non-current liabilities                                      9,136
     Joint-venture equity                                         7,372
     DTR's 30% share of FMI's equity                              2,211
     DTR's carrying value of FMI's equity                             0

                                                        Nine Months Ended
                                                          September 30,
                                                      2001             2000
                                                 --------------   --------------
                                                 (in thousands)   (in thousands)
     Sales                                        $   24,053       $   19,015
     Gross profit                                      5,899            3,832
     Net income (loss)                                   622             (240)
     DTR's share of FMI's income (loss)                  350               92


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

     The Company's pro-rata share of Savory Snacks losses for the nine months ended September 30, 2001 and 2000 was $12,139 and $47,915, respectively.

     Summarized financial information from the unaudited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:

                                                          September 30, 2001
                                                          ------------------
                                                            (in thousands)
     Current assets                                          $      136
     Total assets                                                   561
     Current liabilities                                            967
     Non-current liabilities                                        332
     Joint-venture deficit                                         (738)
     DTR's share of Savory Snacks' equity                            43


                                                        Nine Months Ended
                                                          September 30,
                                                      2001             2000
                                                 --------------   --------------
                                                 (in thousands)   (in thousands)
     Sales                                        $      221       $      165
     Gross profit                                         67              (24)
     Net loss                                            (30)            (187)
     DTR's 40% share of Savory Snacks' loss
      (beginning April 1, 2000)                          (12)             (48)


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

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had a cost $56,649 and a net book value at September 30, 2001 of $1,887. The Company believes that this is a reasonable value of the current fair market value for these assets.


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

     Each of the above stock transactions require a new measurement date each quarter, resulting in variable accounting for each award. So long as the cumulative compensation expense for each award is greater than zero, the Company will record a benefit from reduced stock compensation expense when the Company's stock price decreases. The Company recorded stock-based compensation expense (benefit) of $(54,163) and $46,480 for the nine months ended September 30, 2001 and 2000, respectively and $(259,940) and $2,905 for the three months ended September 30, 2001 and 2000, respectively.

     Additionally in April 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,875 cash.


7.   COMMITMENTS & CONTINGENCIES

     Leasehold Abandonment

     The Company leased its primary office facilities under an operating lease that expires on April 30, 2002. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office that it rents on a month to month basis for $100 per month. The Company accrued, as of September 30, 2001, $17,572 which represents all future amounts due under the old lease. According to the lease, these amounts are payable unless the space can be subleased in the future.

     The following schedule sets forth the future minimum rental payments required under the operating lease from July 1, 2001:

                                            Year Ending       Operating
                                            December 31,        Leases
                                            ------------      ---------
                                                2001             10,543
                                                2002              7,029
                                                              ---------
                                                              $  17,572

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

     The former employee had pledged 16,430 of his shares of DTR's common stock as collateral for the loan. In December 2000, the former employee was in default on all payments and DTR began foreclosure proceedings on the pledged shares. In April 2001, DTR cancelled these shares at a value of $20,044. The $1,751 difference between the stock value and the $18,293 receivable was recognized as gain from sale of aviation securities in the Company's statements of operations for the nine months ended September 30, 2001.


11.  INCOME (LOSS) PER COMMON SHARE

     The following table reflects the calculation of basic and diluted income
     (loss) per common share:

                                                             Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                        ----------------------------     -----------------------------
                                                            2001            2000             2001             2000
                                                        ------------    ------------     ------------     ------------
       Numerator:
       ----------
              Net income (loss)                         $    234,606    $   (102,480)    $   (104,982)    $   (368,103)
                                                        ============    ============     ============     ============

       Denominator:
       ------------
           Weighted average shares-Basic earnings          1,221,890         930,820        1,177,717          916,678
           Dilutive effect of stock options/warrants              57              --               --               --
                                                        ------------    ------------     ------------     ------------
           Weighted average shares-Diluted earnings        1,221,947         930,820        1,177,717          916,678
                                                        ============    ============     ============     ============

       Net income (loss) per common share - Basic       $       0.19    $      (0.11)    $      (0.09)    $      (0.40)
                                                        ============    ============     ============     ============

       Net income (loss) per common share - Diluted     $       0.19    $      (0.11)    $      (0.09)    $      (0.40)
                                                        ============    ============     ============     ============

     Options to acquire 5,000 and 292,500 shares of common stock have not been included in the computation of diluted earnings per common share for the nine months ended September 30, 2001 and 2000, respectively, as their effect would be antidilutive. There were no potentially dilutive securities included in the computation of diluted earnings per common share for the three months ended September 30, 2000.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Non-cash operating and investing activities:

     In connection with the stock option exercises discussed in Note 6, the Company received non-recourse notes from the optionees totaling $329,500 and $82,500 in the first nine months of 2001 and 2000, respectively.

     In April 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snacks. In addition, they converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum.

                                                          Nine Months Ended
                                                             September 30,
     Supplemental cash flow information:                 2001           2000
     -----------------------------------              ----------     ----------
     Cash paid for:
     Interest                                         $    5,395     $      539
     Taxes                                            $       --     $    3,227

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



RESULTS OF OPERATIONS

REVENUES

         The Company generated total revenues of $2,283 and $28,004 during the nine months ended September 30, 2001 and 2000, respectively. This 92% decrease from 2000 revenue levels is the result of the discontinuance of any management contractual services performed by DTR for FMI.

         During 2000, FMI contracted DTR to perform some select financial services. The Company recorded management fee revenue of $8,750 and $23,750 for the three and nine months ended September 30, 2000, respectively, in accordance with its agreement with FMI. During the 3rd quarter of 2000, DTR earned $1,963 from additional consulting services it provided to a Minnesota-based company. In January 2001, DTR's chief financial officer began working full time as a direct employee of FMI and is working for DTR only on a part time contractual basis. Therefore, there are no management fee revenues in 2001 as there were in 2000.

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

         Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $244,487 and $300,629, respectively. During these respective periods, DTR also recognized $(54,163) and $46,480 of non-cash stock based compensation expense (benefit) related to the issuance of stock options and loans on exercised shares to employees. In addition during the nine months ended September 30, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $17,572 of future contingent rent expense and $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining $94,398 of 2001 expenses relate to normal operating costs.

         Selling, general and administrative expenses for the three months ended September 30, 2001 and 2000 were $21,865 and $91,862, respectively. During the third quarter of 2001, DTR reduced its non-cash stock based compensation expense by $259,940 due to the lower market value of its common stock as of September 30, 2001. During the third quarter of 2000, DTR increased its non-cash stock based compensation expense by $2,905 due to the higher market value of its common stock. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used cash of $40,822 and $265,054 during the nine months ended September 30, 2001 and 2000, respectively. This decrease in cash used was mainly caused by the collection of $85,000 on the sale of Phygen, Inc. in January 2001 and an overall decrease in payments for operating expenses in 2001.


INVESTING ACTIVITIES

         In the nine months ended September 30, 2000, DTR sold equipment to FMI for $2,600. The net book value of this equipment and other disposed or damaged equipment was $7,129. Thus, resulting in a $4,529 loss to DTR. DTR sold and disposed of various pieces of equipment in the third quarter of 2001 for $1,445.

FINANCING ACTIVITIES

         In April 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,875 cash.

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

PART II.    OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarterly period ended September 30, 2001.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  The following new Exhibits are filed as part of this Form 10-QSB:

                  (a) List of Exhibits

                           NONE

                  (b) Reports on Form 8-K

                           There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended September 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                     DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:  November 12, 2001             By /s/ LeAnn C. Hitchcock
                                        ----------------------------------------
                                     Name:   LeAnn C. Hitchcock
                                     Title:  President & Chief Financial Officer
                                     (Principal Financial & Accounting Officer)



Date:  November 12, 2001             By /s/ John P. Hupp
                                        ----------------------------------------
                                     Name:   John P. Hupp
                                     Title:  Director



Date:  November 12, 2001             By /s/ Peter L. Hauser
                                        ----------------------------------------
                                     Name:   Peter L. Hauser
                                     Title:  Director



Date:  November 12, 2001             By /s/ Roger W. Schnobrich
                                        ----------------------------------------
                                     Name:   Roger W. Schnobrich
                                     Title:  Director