Form 10KSB
period 2001-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2002-04-15
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] Transition report under Section 13or 15(d) of the Securities Exchange
                   Act of 1934 Commission File Number: 0-21394

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

Issuer's revenues for its most recent year:  $3,052

As of March 27, 2002, 1,221,890 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board on March 27, 2002 was $812,559. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors. See Item 11.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one):  Yes_____  No__X__

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Developed Technology Resource, Inc. (the Company or DTR) was incorporated on November 13, 1991 in the State of Minnesota to locate potentially viable technologies in the former Soviet Union (fSU) for transfer and sale to companies in the West. During the first two years of operations, the Company experienced limited success in technology transfer and shifted its focus to the sale and distribution of aviation security equipment in the fSU. In 1996, the Company sold its aviation security sales and service business to shift its focus to managing and developing food processing operations in the fSU.

At the end of 2000, the Company owned the following business interests:

* A 30% interest in FoodMaster International, LLC ("FMI"), a Delaware limited liability company which owns and operates, through subsidiaries, several dairy and dairy product processing facilities in the countries of Kazakhstan, Moldova and Ukraine. The Company acquired this interest in 1997, and through its personnel, managed these fSU enterprises until November 1999.

* A 10% ownership interest in Phygen, Inc., a privately held Minnesota corporation, which owns and markets a process for hard coating tools and other metal products.

* A 40% interest in Savory Snacks, LLC, a Wisconsin limited liability company, which through a wholly owned subsidiary, owns and operates a potato chip factory in Talgar, Kazakhstan. This interest was acquired in April 2000, when the Company converted a $123,305 receivable into that 40% interest. The Company also holds a $200,000 convertible note of Savory Snacks, LLC, bearing interest at the rate of 12% per annum; acquired in the same transaction.

* A royalty interest from Artann Corporation, a privately held Delaware corporation. The royalty was based upon the gross revenues which would potentially be received by that corporation from the manufacture, sale or licensing of products or technology covered by medically related patents owned by Artann Corporation. The technology patents related to the measurement of the hardness and elasticity of human soft tissue, which could be used as a diagnostic tool.

         In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholders for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen. DTR recorded an $85,000 gain related to the sale in 2001. The remaining gain of $229,658 will be recognized as the cash proceeds on the note are received.

         In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. Pursuant to a third-party appraisal this right to future royalty interest was determined to have a fair market value of approximately $107,000. On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was May 15, 2001. Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued

12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there is no financial statement impact from the creation and spin-off of this new subsidiary.

         In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received.

ONGOING BUSINESS STRATEGY

         As of January 1, 2001, the Company was no longer actively engaged in operating business activities. At December 31, 2001, the remaining assets of DTR are its cash, a 40% ownership and a fully reserved note receivable in Savory Snacks, its 30% ownership in FMI, which was sold in March 2002, and its $229,658 note receivable on the sale of its Phygen ownership.

         With no full time employees and minimal operating costs, the Company expects to continue until it sells off its investment interests or until a new decision is reached for the direction of the Company. The Company's Board of Directors is currently contemplating its options, including, but not limited to, a merger, acquisition or dissolution.

BUSINESS OPERATIONS

         During 2000 and 2001, the Company provided management and consulting services to its subsidiaries and other companies operating in the fSU. In 2001 and 2002, DTR sold nearly all of its former operating businesses and investments.

COMPETITION

         DTR has no direct competitors in its current operations.

PRINCIPAL SUPPLIERS

         DTR has no principal suppliers.

MAJOR CUSTOMERS

         There are no main customers which make up more than 10% of the Company's revenues.

GOVERNMENTAL REGULATIONS

         The Company believes that it is in compliance in all material respects with governmental regulations regarding its current operations and has obtained the necessary government permits, licenses, qualifications, and approvals which are required for its operations.

EMPLOYEES

         During 2001 and as of March 27, 2002, DTR had no employees. The Company's president and chief financial officer worked part time for the Company as an independent contractor.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol of DEVT.OB. The following table sets forth the low and the high bid prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2001 and 2000.


                                                  Bid Price
         CALENDAR 2001                  Low                     High
         -------------                -------                  -------
         First Quarter              $   1 3/4                 $  3 7/16
         Second Quarter                 2 1/16                   3 1/4
         Third Quarter                  1                        2 1/2
         Fourth Quarter                 0 9/16                   1 3/32

         CALENDAR 2000
         First Quarter              $   1 1/8                 $  3 1/4
         Second Quarter                 1 1/8                    1 3/4
         Third Quarter                  1                        1 3/16
         Fourth Quarter                 0 5/8                    1 3/4

         As of April 10, 2002, the Company had 50 shareholders of record of its Common Stock. The Company estimates there are approximately 435 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (651) 450-4058.

         In May 2001, the Company paid a stock dividend consisting of all of the shares of common stock (1,221,890 shares) of its wholly owned subsidiary, DTR-Med Pharma Corp., on a share for share basis, to shareholders of record on May 7, 2001. Aside from this stock dividend, the Company has never issued a dividend to its Shareholders. The Board of Directors presently intends to retain all earnings, if any, for use in the Company's business in the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

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

         In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. Pursuant to a third-party appraisal this right to future royalty interest was determined to have a fair market value of approximately $107,000. On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was May 15, 2001. Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there is no financial statement impact from the creation and spin-off of this new subsidiary.

         On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). As of December 31, 2001 and 2000, DTR owned 30% and API owned 70% of FMI, respectively. Therefore, DTR records its proportionate share (30%) of the net income or loss of FMI in the statement of operations as equity in income (loss) of FMI under the equity method of accounting.

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

         In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received.

Results of Operations

REVENUES

         DTR generated total revenues of $3,052 and $48,035 during the years ended December 31, 2001 and 2000, respectively. The 94% decrease from 2000 revenue levels is the result of the discontinuance of any management services performed by DTR for FMI.

         During 2000, FMI formed an agreement with DTR to perform some select financial services. The Company recorded management fee revenue of $35,000 for the year ended December 31, 2000, in accordance with its agreement to FMI. During 2000, DTR also earned $9,975 from additional consulting services it provided to another Minnesota-based company doing business in Russia. In January 2001, DTR's chief financial officer began working full time as a direct employee of FMI and is working for DTR only on a part-time contractual basis. Therefore, there are no management fee revenues in 2001.


SELLING, GENERAL AND ADMINISTRATIVE

         In order to reduce costs, DTR abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. To support the Company's need to reduce costs, the Company's president resigned in January 2001 , but remained a non-salaried Vice President and a Director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis as an independent contractor in both positions.

         Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $271,297 and $371,147, respectively. During the year ended December 31, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $28,034 of past and future contingent rent expense, $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining $110,846 of 2001 expenses relate to normal operating costs.

         During the year ended December 31, 2001 and 2000, DTR also recognized $(78,216) and $92,120, respectively, of non-cash stock based compensation expense (benefit) related to the issuance of stock options and loans on exercised employee stock options. During 2001, DTR recorded a non-cash benefit due to the lower market value of its common stock at December 31, 2001 compared to December 31, 2000. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans. Due to fluctuations in the Company's common stock price, the Company expects continued volatility in the amount of compensation expense recognized in future periods.

         DTR expects its operating expenses to be between $100,000 and $150,000 for 2002 assuming no significant changes in the Company's operations. These expenses relate primarily to insurance and professional fees required for Company operations.

OTHER INCOME AND EXPENSE

         The Company recorded net interest income of $11,829 compared to $1,978 for the years ended December 31, 2001 and 2000, respectively. The large increase is due to interest charged on employee loans resulting from the exercise of stock options.

         In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholders for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. DTR recorded an $85,000 gain related to the sale in 2001. The remaining gain of $229,658 will be recognized as the cash proceeds on the note are received.

         In accordance with the equity method of accounting, as further explained in the notes to the consolidated financial statements, DTR recorded zero for its proportionate share (30%) of the equity in net income (loss) of FMI for the years ended December 31, 2001 and 2000.

         In accordance with the equity method of accounting, DTR recorded a loss of $25,514 and $68,571 for its proportionate share (40%) of the equity in net loss of Savory Snacks LLC for the years ended December 31, 2001 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used cash of $148,725 and $262,878 during the years ended December 31, 2001 and 2000, respectively. This decrease in cash used was mainly caused by an overall decrease in payments for operating expenses in 2001.

         As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000.


INVESTING ACTIVITIES

         DTR sold and disposed of various pieces of equipment for $1,445 and realized $85,000 from the sale of Phygen stock during 2001.

         During 2000, DTR sold equipment to FMI for $2,600. The net book value of this equipment and other disposed or damaged equipment was $7,129. Thus, resulting in a $4,529 loss to DTR. The Company purchased $186 of equipment in 2000.


FINANCING ACTIVITIES

         During 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,875 cash. Additionally, the Company received $18,750 from the exercise of 30,000 options by its chief financial officer.

         In February 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a non-recourse promissory note for $82,500. This note is secured by a portion of the shares exercised by the former employee.

LIQUIDITY

         As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain a director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis in both positions. During 2001, the Company deferred payment on salaries and legal expenses that were due based on the cash position. These liabilities can be paid in 2002 from the proceeds detailed below.

         On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. The Board also agreed to issue 10,000 stock options at the market price of $.90 per share for her services. By December 2001, the Company received $10,000 from the chief financial officer. Approximately, $6,000 was applied for an early payoff of the principal and interest accrued on the note described above and $4,000 was then treated as a loan from the officer. In January 2002, the Company received an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

         In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received.

         The Company also expects to receive additional cash from the payments on loans due from former employees upon the exercise of their stock options. On February 1, 2000, an employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. In January 2001, the Company's former president exercised 247,500 options and gave the Company a non-recourse note for $310,750. This note bears interest at the rate of 5% per annum, and is due in four equal annual installments beginning December 31, 2003. DTR received approximately $24,500 in cash from principal and interest payments on these notes in January 2002.

         With the receipt of $24,500 and $500,000 cash in January and March 2002, respectively, the Company expects to pay $242,426 of its current liabilities which aggregated $273,513 at December 31, 2001. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through April 2004. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond April 2004. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.

CRITICAL ACCOUNTING POLICIES

         During 2001 and 2002, DTR has sold its interests Phygen, Inc. and FMI for $314,538 and $1,500,000, respectively, and has a fully reserved note receivable of $200,000 from Savory Snacks. Due to uncertainties related to the collectibility and realization of the proceeds from each of these transactions, DTR will recognize gain from the Phygen and FMI sales and a reduction in the note receivable collectibility reserve for the Savory Snacks note receivable, on a cash basis of accounting. The Company does not recognize interest income on the Phygen, FMI, and Savory Snacks notes until cash is received.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

              In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of December 31, 2001, the Company has accrued all unpaid amounts of $21,307 and future amounts of $6,727 due under the lease. The Company does not have any other significant contractual obligations or commitments.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS - DEVELOPED TECHNOLOGY RESOURCE, INC.


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota:

We have audited the accompanying consolidated balance sheet of Developed Technology Resource, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


Minneapolis, Minnesota
March 27, 2002

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                $     1,200
     Other receivables                                             27,806
     Prepaid and other current assets                               7,100
                                                              -----------
         Total current assets                                      36,106

Furniture and Equipment, net                                        3,304
Long-lived Assets Held for Disposal                                 1,646
Note Receivable from Sale of Phygen Investment                    229,658
Investment in Savory Snacks L.L.C. (Savory Snacks)                 29,220
                                                              -----------


                                                              $   299,934
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                                         $    10,254
     Accrued compensation                                         157,814
     Accrued lease commitments                                     28,034
     Accrued liabilities                                           74,359
     Deferred gain                                                  3,052
                                                              -----------
         Total current liabilities                                273,513

Non-current Deferred Gains                                        238,496
                                                              -----------
         Total liabilities                                        512,009
                                                              -----------

Shareholders' Deficit:
     Undesignated stock, $.01 par value, 1,666,667
         shares authorized, no shares issued or
         outstanding                                                   --
     Common stock, $.01 par value, 3,333,334
         shares authorized, 1,221,890 shares issued
         and outstanding                                           12,219
     Additional paid-in capital                                 6,778,494
     Notes receivable                                            (393,250)
     Accumulated deficit                                       (6,609,538)
                                                              -----------
         Total shareholders' deficit                             (212,075)
                                                              -----------

Commitments and Contingencies (Notes 2 and 9)

                                                              $   299,934
                                                              ===========



        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,
                                                      2001          2000
                                                  -----------    -----------
Revenues:
     Management fees from FMI                     $        --    $    35,000
     Consulting income                                     --          9,975
     Commissions and other income                       3,052          3,060
                                                  -----------    -----------
                                                        3,052         48,035
                                                  -----------    -----------
Cost and Expenses:
     Selling, general and administrative              271,397        371,147
     Stock based compensation expense (benefit)       (78,216)        92,120
     Provision for loss on note receivable                 --        200,000
                                                  -----------    -----------
                                                      193,181        663,267
                                                  -----------    -----------

Operating Loss                                       (190,129)      (615,232)

Other Income (Expense):
     Interest income, net                              11,829          1,978
     Gain on sale of Phygen stock                      85,000             --
     Gain on sale of aviation securities                1,751             --
         Equity in loss of Savory Snacks              (25,514)       (68,571)
                                                  -----------    -----------
Loss before Income Taxes                             (117,063)      (681,825)

Income Tax Expense                                         --          3,227
                                                  -----------    -----------

Net Loss                                          $  (117,063)   $  (685,052)
                                                  ===========    ===========


Net Loss per Common Share:
     Basic and Diluted                            $     (0.10)   $     (0.74)
                                                  ===========    ===========

Weighted Average Shares Outstanding:
      Basic and Diluted                             1,188,851        920,233
                                                  ===========    ===========









        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                        Common Stock           Additional
                                 --------------------------      Paid-in         Notes      Accumulated
                                   Shares         Amount         Capital       Receivable      Deficit         Total
                                 -----------    -----------    -----------    -----------    -----------    -----------
December 31, 1999                    805,820    $     8,058    $ 6,264,920    $        --    $(5,807,423)   $   465,555

     Exercise of stock options       125,000          1,250        151,250        (82,500)            --         70,000

     Stock-based compensation             --             --         92,120             --             --         92,120

     Net loss                             --             --             --             --       (685,052)      (685,052)
                                 -----------    -----------    -----------    -----------    -----------    -----------

December 31, 2000                    930,820          9,308      6,508,290        (82,500)    (6,492,475)       (57,377)

     Exercise of stock options       307,500          3,075        368,300       (310,750)            --         60,625

     Foreclosure of shares           (16,430)          (164)       (19,880)            --             --        (20,044)

     Stock-based compensation
         (benefit)                        --             --        (78,216)            --             --        (78,216)

     Net loss                             --             --             --             --       (117,063)      (117,063)
                                 -----------    -----------    -----------    -----------    -----------    -----------


December 31, 2001                  1,221,890    $    12,219    $ 6,778,494    $  (393,250)   $(6,609,538)   $  (212,075)
                                 ===========    ===========    ===========    ===========    ===========    ===========






        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED   YEAR ENDED
                                                                  DECEMBER 31, DECEMBER 31,
                                                                      2001         2000
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                   $(117,063)   $(685,052)
         Adjustments to Reconcile Net Loss to Cash
              Used by Operating Activities:
              Depreciation                                              6,367       11,062
              Provision for loss on uncollectible note receivable          --      200,000
              Stock-based compensation expense (benefit)              (78,216)      92,120
              Gain on sale of Phygen stock                            (85,000)          --
              Gain on stock redemption                                 (1,751)          --
              Loss on sale of furniture and equipment                   4,394        4,529
              Equity in loss of Savory Snacks                          25,514       68,571
         Changes in Operating Assets and Liabilities:
              Receivables                                             (17,292)      (6,214)
              Receivable from FMI                                         187       (8,178)
              Receivable from Savory Snacks                                --          216
              Prepaid and other current assets                            777       15,167
              Accounts payable and accrued liabilities                116,410       47,961
              Deferred gains                                           (3,052)      (3,060)
                                                                    ---------    ---------
              Net cash used by operating activities                  (148,725)    (262,878)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of furniture and equipment                  1,445        2,600
         Purchases of furniture and equipment                              --         (186)
         Proceeds from sale of Phygen stock                            85,000           --
                                                                    ---------    ---------
              Net cash provided by investing activities                86,445        2,414
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                       60,625       70,000
                                                                    ---------    ---------
              Net cash provided by financing activities                60,625       70,000
                                                                    ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,655)    (190,464)

CASH AND CASH EQUIVALENTS, Beginning of year                            2,855      193,319
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, End of year                              $   1,200    $   2,855
                                                                    =========    =========


        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business
     --------
     Developed Technology Resource, Inc. (DTR or the Company) has investments in food processing operations in various countries of the former Soviet Union
     (fSU). These investments are owned indirectly through FoodMaster International L.L.C. (FMI), DTR's joint venture with Agribusiness Partners International L.P. (API), and through Savory Snacks L.L.C., its joint venture with a private investor.

     Effective April 1, 2000, DTR owns 40% of Savory Snacks L.L.C. (Savory Snacks), a Wisconsin corporation that currently owns 100% of a snack food production company in Talgar, Kazakhstan.

     As of January 1, 2001, the Company no longer is actively engaged in operating business activities. At December 31, 2001, the remaining assets of DTR are its cash, a 40% ownership and a fully reserved note receivable in Savory Snacks, its 30% ownership in FMI, which was sold in March, 2002, and its $229,658 note receivable on the sale of its Phygen ownership on which the gain is fully deferred until collection. The Company's Board of Directors is currently contemplating its options, including, but not limited to, a merger, acquisition or dissolution.

     Basis of Presentation
     ---------------------
     In 2000 and 2001, DTR owned 30% of FMI and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

     Cash and Cash Equivalents
     -------------------------
     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

     Notes Receivable and Accrued Interest
     -------------------------------------
     As of December 31, 2001, DTR has a fully deferred note receivable from Phygen, Inc. in the amount of $314,538 and a fully reserved note receivable of $200,000 from Savory Snacks. Due to uncertainties related to the collectibility and realization of the proceeds from the Phygen transaction, DTR will recognize gain from the Phygen sale and a reduction in the note receivable collectibility reserve for the Savory Snacks note receivable, on a cash basis of accounting. The Company does not recognize interest income on the Phygen and Savory Snacks notes until cash is received.

     Furniture and Equipment
     -----------------------
     Furniture and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, primarily three to five years.

     Impairment of Long-lived Assets and Long-lived Assets to be Disposed of
     -----------------------------------------------------------------------
     The Company reviews its long-lived assets related to each investment to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. The Company evaluates each investment considering a history of operating losses and negative cash flows as its primary indicators of potential impairment. An impaired investment is written down to its estimated fair market value by discounting future cash flows based on the best information available. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Income Taxes
     ------------
     The Company utilizes the asset and liability method to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Net Loss per Common Share
     -------------------------
     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is dilutive.

     Stock Based Compensation
     ------------------------
     The Company accounts for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations (APB No. 25). Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of our stock as of the date of the grant over the amount an employee must pay to acquire the stock.

     Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the valuation of notes receivable from the sale of its ownership interests in Phygen, Inc. in 2001, respectively, and a fully reserved note receivable from Savory Snacks. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The adoption of SFAS No. 141 and 142 will not have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

     Reclassifications
     -----------------
     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 basis of presentation.


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------
     DTR has incurred substantial losses in recent years, including losses of $117,063 and $685,052 in 2001 and 2000, respectively. At December 31, 2001, the Company has an accumulated deficit and working capital deficit of $6,609,538 and $237,407, respectively. The Company's ability to continue as a going concern depends upon receiving proceeds from several notes receivable to maintain adequate liquidity until such time as DTR realizes sufficient cash flows from operating activities.

     At December 31, 2001, DTR has several notes receivable, which consist of $229,658 from the 2001 sale of its interest in Phygen, an aggregate of $393,250 in notes from the exercise of employee stock options during 2000 and 2001, and a fully reserved $200,000 note receivable from Savory Snacks. In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000 and DTR received $500,000 in cash on the first installment payment (see Notes 3 and 15). Due to uncertainties related to the collectibility and realization of the proceeds from each of these transactions, DTR will recognize gain from the Phygen and FMI sales as DTR receives the cash in the future. The Savory Snacks note was fully reserved in 2000 due to collectibility concerns. In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options, but does not expect to realize the full proceeds on the exercise of stock options until the note holders have sufficient liquidity from the sale of their DTR stock.

     With the receipt of $24,500 and $500,000 cash in January and March 2002, respectively, the Company expects to pay $242,426 of its current liabilities which aggregated $273,513 at December 31, 2002. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through April 2004. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond April 2004. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.

3.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     ---------------------------------------------------
     On March 3, 1997, DTR and API established the FMI joint venture to acquire and operate dairy processing facilities in the fSU. As of December 31, 2001 and 2000, DTR owned 30% and API owned 70% of FMI, respectively. In March 2002, FMI redeemed DTR's 30% ownership interest (See Note 16). DTR records its proportionate share of the net income or loss of FMI in the statements of operations as equity in income (loss) of FMI under the equity method of accounting.

     During 2000, FMI contracted DTR to perform certain financial services. The Company recorded management fee revenue of $35,000 for the year ended December 31, 2000, in accordance with its agreement with FMI.

     The Company has not been able to recognize $875,447 and $513,082 of its pro-rata share of FMI's losses at December 31, 2001 and 2000, respectively, because the Company's net investment in FMI was reduced to zero. The remaining $875,447 of non-recognized losses will be recognized and will offset the Company's future pro-rata share of FMI's income, if any.

     Summarized financial information from the consolidated financial statements of FMI accounted for on the equity method is as follows:

                                                               December 31, 2001
                                                               -----------------
                                                                (in thousands)
     Current assets                                            $      9,823
     Total assets                                                    19,806
     Current liabilities                                              9,357
     Non-current liabilities                                          5,556
     Joint-venture equity                                             4,809
     DTR's 30% share of FMI 's equity                                 1,443
     DTR's carrying value of FMI's equity                                 0

                                          Year Ended         Year Ended
                                          December 31,      December 31,
                                             2001                2000
                                         --------------      --------------
                                         (in thousands)      (in thousands)
     Sales                               $       31,580      $       24,529
     Gross profit                                 7,701               4,738
     Net loss                                    (1,935)             (1,168)
     DTR's share of FMI's loss                     (581)               (132)


4.   INVESTMENT IN SAVORY SNACKS L.L.C. (SAVORY SNACKS)
     --------------------------------------------------
     In April 2000, DTR agreed to convert $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snacks. This Wisconsin-based company has a 100% ownership interest in a snack food production company in Talgar, Kazakhstan. DTR also converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum. Due to a lack of working capital in the subsidiary, there is no guarantee when and if the party will be able to repay the note. Therefore, the Company fully reserved this $200,000 receivable in December 2000 and will not recognize any interest income until received.

     DTR records its proportionate share of the net income or loss of Savory Snacks in the statements of operations as equity in income (loss) of Savory Snacks under the equity method of accounting. The Company's pro-rata share of Savory Snacks losses for 2001 and 2000 was $25,514 and $68,571, respectively.

     Summarized financial information from the consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:

                                                                                                     December 31, 2001
                                                                                                     -----------------
                                                                                                       (in thousands)
     Current assets                                                                                    $            2,641
     Total assets                                                                                                   3,054
     Current liabilities                                                                                            3,486
     Non-current liabilities                                                                                          332
     Joint-venture deficit                                                                                           (763)
     DTR's share of Savory Snacks' equity                                                                              29

                                                                                        Year Ended          Year Ended
                                                                                        December 31,        December 31,
                                                                                           2001                2000
                                                                                       --------------      ---------------
                                                                                       (in thousands)      (in thousands)
     Sales                                                                             $          282      $          201
     Gross profit                                                                                 113                  23
     Net loss                                                                                     (64)               (195)
     DTR's 40% share of Savory Snacks' loss (beginning April 1, 2000)                             (26)                (68)


5.   NOTES RECEIVABLE
     ----------------
     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholders for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen. This investment was on DTR's books at a zero value. Therefore, the Company recognized the entire $85,000 of cash it received as gain on sale of Phygen. Due to collectibility concerns, DTR has deferred the remaining $229,658 gain and recognition of interest income until the receipt of future cash.

     On April 1, 2000, DTR converted $200,000 of its receivable from Savory Snacks to a convertible note bearing interest at 12%. This note can be converted to an additional ownership interest in Savory Snacks upon demand. There is no guarantee when and if the party will be able to repay the note. The Company has recognized a charge of $200,000, which is included as provision for loss on note receivable in the Statement of Operations in 2000.


6.   FURNITURE AND EQUIPMENT
     -----------------------
     Furniture and equipment are summarized as follows:

                                                Estimated
                                               Useful Life
                                               -----------
     Software                                    3-5 years      $       4,920
     Furniture & equipment                       3-5 years             27,185
                                                                -------------
                                                                       32,105
     Less accumulated depreciation                                     28,801
                                                                -------------
     Furniture and equipment, net                               $       3,304
                                                                =============

7.   LONG-LIVED ASSETS HELD FOR DISPOSAL
     -----------------------------------
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had an original cost $53,722 and a net book value at December 31, 2001 of $1,646. The Company believes that this is a reasonable value of the current fair market value for these assets.

8.   DISCONTINUED OPERATIONS
     -----------------------
     Effective December 31, 1995, DTR entered into an agreement to sell certain assets and the rights to its airport security equipment in the fSU to Gate Technologies, Inc., a United Kingdom company owned by a former DTR employee. DTR transferred assets, inventory, customer lists, promotional materials, and other items with a net book value on January 31, 1996 of $143,293. In exchange for these items, DTR received a cash payment of $45,000 to reimburse DTR for expenses related to this business during the first quarter of 1996 and a note receivable totaling $765,000 payable over 30 months.

     Due to the inherent risks associated with operating in the fSU, including credit risk, the gain on this sale was deferred and will be recognized as payments are received. As of December 31, 2001, the total still due under the note was $480,000 along with a deferred gain of $461,707. Due to the buyer's delinquency in payment and the limited success of the business that was sold, management reduced the receivable by the $461,707 of the related deferred gain, leaving a balance of $18,293 recorded on its balance sheet at December 31, 2001.

     The former employee had pledged 16,430 of his shares of DTR's common stock as collateral for the loan. In December 2000, the former employee was in default on all payments and DTR began foreclosure proceedings on the pledged shares. In April 2001, DTR cancelled these shares at a value of $20,044. The $1,751 difference between the stock value and the $18,293 receivable was recognized as gain from sale of aviation securities in the Company's statements of operations for the year ended December 31, 2001.

9.   COMMITMENTS & CONTINGENCIES
     ---------------------------
     Leases
     ------
     The Company leased its office facilities under an operating lease that expires on April 30, 2002. Future minimum rental payments required in 2002 under the operating lease on the abandoned property are $6,727.

     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At December 31, 2001, the Company has accrued all unpaid and future amounts due under the old lease in the amount of $28,034.

     Rent expense was $29,134 and $24,348, for the years ended December 31, 2001 and 2000, respectively.

10.  STOCK OPTIONS AND WARRANTS
     --------------------------
     Under the Company's 1992 Stock Option Plan (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 66,667 shares of common stock to employees and non-employees. Options granted to employees generally vest over a five-year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees vest equally over one year after the date of grant and are exercisable for ten years from the date of grant. Effective September 30, 1996, the Plan was amended to increase the shares available for granting to 600,000 shares.

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

                                              Year Ended      Year Ended
                                              December 31,    December 31,
                                                 2001            2000
                                              -----------     ------------
     Dividend Yield                              None            None
     Volatility                               99.8%-139.5%     99.8%-139.5%
     Risk Free Interest Rate                      5.5%             6.5%
     Expected Lives in Months                      12             12-24

     Had compensation costs been determined based on the fair value of options at their grant dates in accordance with FAS No. 123, the Company would have shown the following effect:

                                            Year Ended      Year Ended
                                            December 31,    December 31,
                                               2001            2000
                                            ------------    ------------


     Increase in Net Loss                   $     4,200     $    55,800
     Increase in basic loss per share              0.00            0.06
     Increase in diluted loss per share            0.00            0.06

     The following table summarizes the information about the Company's warrant and stock option activity for the years ended December 31, 2001 and 2000:


                                   1992 Stock Option Plan   Outside               Weighted-
                                   ----------------------  Directors              Average
                                               Employee   Stock Option            Exercise
                                     Warrants  Options       Plan        Total   Price/Share
                                     --------  --------    --------     -------  -----------
Balance, December 31, 1999                --    583,333      35,000     618,333    $   1.39

Expired                                   --    (68,333)         --     (68,333)   $   2.25

Cancelled                                 --   (182,500)         --    (182,500)   $   1.27

Exercised                                 --   (125,000)         --    (125,000)   $   1.22

Granted                                   --     70,000      10,000      80,000    $   1.10
                                     --------  --------    --------     -------


Balance, December 31, 2000                --    277,500      45,000     322,500    $   1.27

Exercised                                 --   (277,500)    (30,000)   (307,500)   $   1.21

Granted                                   --     10,000          --      10,000    $   0.90
                                     --------  --------    --------     -------


Balance, December 31, 2001                --     10,000      15,000      25,000    $   1.86
                                     ========  ========    ========     =======


Exercisable, December 31, 2001            --     10,000      15,000      25,000    $   1.86
                                     ========  ========    ========     =======



     The following table summarizes information about the Company's stock plans at December 31, 2001:

                                                 Options Outstanding                Options Exercisable
                                      ------------------------------------------  ---------------------------
                                                       Weighted-       Weighted-                Weighted-
                                          Number        Average        Average      Number       Average
        Range of                       Outstanding     Remaining       Exercise   Exercisable    Exercise
      Exercise Price                   at 12/31/01    Life (years)       Price    at 12/31/01     Price
     ----------------------           -------------   ------------   -----------   ---------    ---------
     $0.90 to $1.50                          15,000          3.88        $1.10        15,000       $1.10
     $3.00                                   10,000          2.56        $3.00        10,000       $3.00
                                      -------------                                ---------
                                             25,000                                   25,000
                                      =============                                =========


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

     On December 18, 2000, the Board of Directors agreed to amend the employment agreement of the Company's chief financial officer. The Board canceled her existing 15,000 options which were exercisable at an average price of $1.83 per share and granted her 30,000 new stock options at the market price of $.625 per share with the option of a non-recourse loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001. On April 6, 2001, the Company's chief financial officer and current president exercised her right to these 30,000 shares of the Company's common stock, and gave the Company a non-recourse promissory note for $18,750. This note was paid in full by December 31, 2001.

     On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. The Board also agreed to issue her 10,000 stock options at the market price of $.90 per share.

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

     Each of the above stock transactions requires a new measurement date each quarter, resulting in variable accounting for each award. So long as the cumulative compensation expense for each award is greater than zero, the Company will record a benefit from reduced stock compensation expense when the Company's stock price decreases. The Company recorded stock-based compensation expense (benefit) of $(78,216) and $92,120 for the years ended December 31, 2001 and 2000, respectively.

     Additionally in April 2001, two members of the Company's Board of Directors exercised a total of 30,000 options which provided the Company with $41,875 cash.


11.  SPIN-OFF
     --------
     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. This royalty interest relates to a medical technology which is designed to permit the measurement, through a pressure sensitive system, of the elasticity and hardness of soft tissue. Through digitization, a clinician using this system is able to generate an image showing the size and location of nodules in human tissue, as an aid to cancer detection. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s this right to future royalty interest was determined to have a fair market value of approximately $107,000.

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


12.  INCOME TAXES
     ------------
     Deferred income tax assets and liabilities were as follows:

                                               December 31,      December 31,
                                                   2001              2000
                                             ----------------  ---------------
     Deferred tax asset                      $      1,937,000       $2,229,000
     Deferred tax liabilities                              --         (318,000)
     Valuation allowance                           (1,937,000)      (1,911,000)
                                             ----------------  ---------------
                                                           --               --
                                             ================  ===============

     Deferred income tax assets and liabilities consist primarily of net operating loss (NOL) carryforwards of $1,265,000, an allowance for doubtful accounts of $323,000, and differences between the financial and tax basis of the investment in a joint venture of $349,000, respectively.

     At December 31, 2001, the Company had NOL carryforwards of approximately $3,330,085 for income tax purposes. The NOL carryforwards expire in years 2008 through 2020 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the consolidated financial statements since realization is not reasonably assured.

     Rate reconciliation to 34%:

                                Year Ended        Year Ended
                                December 31,      December 31,
                                   2001              2000
                                ---------         ---------
Expected benefit                $ (39,800)        $(232,918)
Other                              18,600           (16,642)
Income on valuation allowance      21,200           249,560
                                ---------         ---------
         Total Tax              $      --         $      --
                                =========         =========

13.   LOSS PER SHARE
      --------------
     The following table reflects the calculation of basic and diluted loss per share.


                                               Year Ended      Year Ended
                                               December 31,    December 31,
                                                   2001            2000
                                             ---------------    ---------
Numerator:
Net loss                                     $      (117,063)   $(685,052)
                                             ===============    =========

Denominator:
Weighted average shares - Basic earnings           1,188,851      920,233
Dilutive effect of stock options/warrants                 --           --
                                             ---------------    ---------
Weighted average shares - Diluted earnings         1,188,851      920,233
                                             ===============    =========

Net loss per share - Basic                   $         (0.10)   $   (0.74)
                                             ===============    =========

Net loss per share - Diluted                 $         (0.10)   $   (0.74)
                                             ===============    =========

     The assumed exercise of potentially dilutive securities (15,000 and 247,500 shares) have not been included in the computation of diluted earnings per common share for the years ended December 31, 2001 and 2000, respectively as their effect would be antidilutive.


14.   RELATED PARTIES
      ---------------
     On April 6, 2001, the Company's chief financial officer and current president exercised her option on 30,000 shares of the Company's common stock, and gave the Company a non-recourse promissory note for $18,750. The note was immediately offset by $13,000 in back wages that was owed from 2000, leaving a balance due of $5,750. This note, which was secured by the shares, bore interest at the rate of 5% per annum and was due in four equal installments beginning April 6, 2003. To support the Company's need for additional cash in fiscal 2001, the chief financial officer paid off the entire balance of the note and accrued interest on December 3, 2001.

     On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. The Board also agreed to issue 10,000 stock options at the market price of $.90 per share for her services.

     By December 31, 2001, the Company borrowed $4,067 from the chief financial officer. In January 2002, the Company borrowed an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.


15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------
     Non-cash operating and investing activities:
     --------------------------------------------
     In connection with the stock option exercises discussed in Note 10, the Company received non-recourse notes from the optionees totaling of $310,750 and $82,500 in 2001 and 2000, respectively.

     In April 2000, DTR converted $123,305 of its receivable from Savory Snacks to a 40% ownership interest in Savory Snacks. In addition, they converted the remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum.

     For the year ended December 31, 2000, the Company reduced the deferred gain and corresponding receivable from the sale of discontinued operations by $181,707 as discussed in Note 8.
                                                   Year Ended       Year Ended
                                                 December 31,     December 31,
     Supplemental cash flow information:            2001              2000
     -----------------------------------     ----------------   ---------------

     Cash paid for:
     Interest                                $          6,940  $         1,712
     Taxes                                   $             --  $         3,227

16. SUBSEQUENT EVENTS
    -----------------

     In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                           PRINCIPAL SHAREHOLDERS AND
                              MANAGEMENT OWNERSHIP

         The following table contains information as of March 27, 2002, concerning the beneficial ownership of the Company's Common Stock by persons known to the Company to beneficially own more than 5% of the Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted. The number of shares reported as beneficially owned by each person as of March 27, 2002, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

                                                        AMOUNT AND NATURE
  NAME AND ADDRESS OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER               PERCENTAGE OWNED(A)
  ------------------------------------                 -------------------               -----------------

  Peter L. Hauser (B)                                         51,000 (1)                         4.1%
  2820 IDS Tower
  Minneapolis, MN  55402

  LeAnn C. Hitchcock (C)                                      40,000(2)                          3.2%
  5223 Industrial Blvd.
  Edina, MN  55439

  John P. Hupp (B, C)                                        247,500 (3)                        19.9%
  5223 Industrial Blvd.
  Edina, MN  55439

  Erlan Sagadiev                                             130,000 (4)                        10.4%
  5223 Industrial Blvd.
  Edina, MN  55439

  Roger W. Schnobrich (B)                                     45,700(5)                          3.6%
  222 South Ninth St., Suite 3200
  Minneapolis, MN  55402

  Beneficial  Owners  of 5% or  more,  Officers  and         514,200                            41.2%
  Directors as a group

  All current directors and officers as a group              384,200                            30.8%
  (4 people)



 A The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 1,221,890 shares. Does not assume the exercise of any other options or warrants.

 B   Designates a Director of the Company.

 C   Designates an Executive Officer of the Company.

(1) Includes 6,000 shares held in IRA for the benefit of Mr. Hauser. Includes presently exercisable options for the purchase of 5,000 shares at $3.00 issued under the terms of the 1997 Outside Directors Stock Option Plan.

(2) Includes presently exercisable options for the purchase of 10,000 shares at $0.90 issued under the terms of the 1992 Stock Option Plan.

(3) Includes 247,500 shares held by DTR as collateral for Mr. Hupp's $310,750 loan outstanding on the balance owed for his purchase of 207,500 shares at $1.22 per share and 40,000 shares at $1.44 per share.

(4) Includes 90,000 shares held by DTR as collateral for Mr. Sagadiev's $82,500 loan outstanding on the balance owed for his purchase of 125,000 shares at $1.22 per share.

(5) Includes presently exercisable options for the purchase of 5,000 shares at $3.00 per share and 5,000 shares at $1.50 per share issued under the terms of the 1997 Outside Directors Stock Option Plan.


                             OFFICERS AND DIRECTORS

The following table sets forth the current and executive officers of the Company, their ages and positions with the Company as of March 27, 2002:


         NAME                    AGE             POSITION
         ----                    ---             --------

  Peter L. Hauser(1)(2)           61             Director

  Roger W. Schnobrich(1)(2)       72             Director

  John P. Hupp                    42             Director, Vice President

  LeAnn C. Hitchcock              32             President,
                                                 Chief Financial Officer

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

         Mr. Hupp was the Company's President from June 1995 to December 2000, and a director since April 1996. To support the Company's need to reduce costs, Mr. Hupp resigned as President in January 2001, but remained a non-salaried Vice President and Director for the Company. He was Corporate Secretary from July 1994 until September 1997, and was Director of Legal Affairs from July 1993 to June 1995. From June 1992 until June 1993, Mr. Hupp was President of Magellan International Ltd., which marketed on-line and hard copy information for a Russian information company. From March to June 1992, he served as Of Counsel for the law firm of Hale & Dorr, establishing the firm's Moscow office. His work included negotiating and establishing joint ventures for clients. From September 1990 to January 1992, Mr. Hupp was Senior Project Manager and Corporate Counsel with Management Partnership International, Ltd. (MPI). Prior to his work at MPI, Mr. Hupp was a trial lawyer for the firm of Bollinger & Ruberry and Pretzel & Stouffer in Chicago for six years. Mr. Hupp received a J.D. Degree from the University of Illinois College of Law and B.A. degrees in Russian Area Studies and Political Science. Mr. Hupp has intensive language training from the Leningrad State University in St. Petersburg, Russia.

         LeAnn Hitchcock, CPA was employed by the Company as the Controller on July 7, 1997 and on September 25, 1997 was named Chief Financial Officer. In January 2001, she was named acting CEO and president upon the resignation of Mr. Hupp. Prior to joining the Company, Ms. Hitchcock was CFO of Galaxy Foods Company in Orlando, Florida from December 1995 to June 1997. From 1994 to 1995, she was a senior auditor for Coopers and Lybrand LLP in Orlando, FL. From 1992 to 1994, she worked for a local public accounting firm of Pricher and Company in Orlando as a senior auditor and tax accountant. Prior to 1992, Ms. Hitchcock worked for Arthur Andersen LLP as a staff auditor. Ms. Hitchcock obtained a BS in Business Administration and a BS in Accounting from Palm Beach Atlantic College in West Palm Beach, Florida in May 1990, and a Masters in Accounting from Florida State University, Tallahassee, Florida in August 1991.

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

MEETINGS OF THE BOARD AND COMMITTEES

         The Board of Directors held four formal meetings during 2001 and adopted certain resolutions by written minutes of action. The Board of Directors has two standing committees; an audit committee and a compensation committee. All directors attended all of the formal meetings. The Audit Committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. The Audit Committee held one meeting during 2001, which was attended by all Committee members. During 2001, the Company has accrued or paid $22,500 for audit services of KPMG, including its quarterly reviews and year-end audit fee. The Company also paid KPMG $3,400 for tax services during 2001. The Audit Committee does not believe that the tax services performed are incompatible with the auditor's independence. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding the salaries and compensation of the Company's executive officers. The Compensation Committee did not meet during fiscal 2001 as there were no employees.

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

         Based upon the Company's review of Forms 5 furnished to the Company with respect to its fiscal year ended December 31, 2001, each of the following directors, officers or beneficial owners of more than 10 percent of the Company's Common Stock filed a Form 5 reporting previously unreported transactions which were reportable, or previously unreported holdings which became reportable, during such fiscal year: LeAnn Hitchcock. This officer reported the issuance of 10,000 stock options which became reportable on or before December 15, 2002.



ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash and noncash compensation for years ended December 31, 2001, 2000, and 1999 awarded to or earned by the Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                ANNUAL COMPENSATION
                                                                -------------------                      LONG-TERM
                                                                                   OTHER ANNUAL          COMPENSATION
                                      FISCAL YEAR      SALARY         BONUS        COMPENSATION         AWARDS/OPTIONS
NAME AND PRINCIPAL POSITION              ENDED          ($)            ($)             ($)                   (#)
---------------------------              -----       ---------       -------      -------------         -------------

LeAnn C. Hitchcock,  President,  CEO     2001         $18,000          --               --               10,000(2)
& CFO(1)
                                         2000         $70,000          --             2,100              30,000(2)
                                         1999         $86,000          --             2,100                  --

John P. Hupp, President, CEO(3)          2001              --          --               --                   --
                                         2000         $98,542          --           $2,956(4)            40,000(5)
                                         1999        $110,000          --           $3,300(4)                --


(1) In addition to her role as Chief Financial Officer, Ms. Hitchcock was named President from January 2001 to present. Since January 1, 2001, she has agreed to work as an independent contractor on an hourly basis as needed for $75 per hour.

(2) In November 2001, the Board issued 10,000 options to Ms. Hitchcock at the market price of $0.90 per share. In December 2000, the Board issued 30,000 options to Ms Hitchcock at the market price of $.625 per share.

(3) Mr. Hupp was President from June 16, 1995 to December 31, 2000. Effective October 1998, his salary was increased to $9,167 per month. Beginning October 15, 2000, Mr. Hupp agreed to work on a half-time basis and his salary was then decreased to $4,583 per month.

(4) In 1998, the Board of Directors voted to contribute up to 3% over the employees' base salary to their respective Sar/Sep retirement account.

(5) In January 2000, the Board issued 40,000 shares to Mr. Hupp at the current market price of $1.44 per share.

AGGREGATED OPTION EXERCISES: LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------

         The following table summarizes for the named executive officers the number of stock options exercised during the year ended December 31, 2001, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 2001 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2001. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of Unexercised In-the-Money Options at year-end is the difference between its exercise price and the fair market value of the underlying stock on December 31, 2001, which was $0.70 per share.

  AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF                      VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
    NAME AND          SHARES                        DECEMBER 31, 2001 (#)               DECEMBER 31, 2001 ($)
   PRINCIPAL-       ACQUIRED ON     VALUE           ---------------------               ---------------------
    POSITION          EXERCISE     REALIZED       EXERCISABLE UNEXERCISABLE            EXERCISABLE UNEXERCISABLE
    --------          --------     --------       -------------------------            -------------------------

LeAnn Hitchcock(1)      30,000      $45,000        10,000             None               None               None
President, CEO & CFO

John P. Hupp(2),       247,500     $431,750         None              None               None               None
 President, CEO


(1) Includes 30,000 options granted in a December 2000 employment agreement at $.625 per share that were exercised in April 2001, and 10,000 options granted in November 2001 at $0.90 per share that are currently unexercised.

(2) Includes 207,500 options granted in a September 30, 1996 employment agreement at $1.22 per share and 40,000 options granted in January 2000 at $1.44 per share.


EMPLOYMENT AGREEMENTS

         On January 13, 2000, the Board of Directors agreed to amend Mr. Hupp's employment agreement to reduce his current number of stock options from 250,000 to 207,500, to grant him 40,000 new stock options at the fair market value of $1.44, and to offer him the option of a non-recourse loan bearing interest at 5% per annum to purchase these options in the event that he is terminated without cause.

         In January 2001, Mr. Hupp resigned as President, but remained a non-salaried Vice President and Director for the Company. LeAnn Hitchcock, the Company's chief financial officer, was then elected president and will continue to work on a part time basis as an independent contractor in both positions.

         On December 18, 2000, the Board of Directors agreed to amend the employment agreement of LeAnn Hitchcock, the Company's Chief Financial Officer. In light of DTR's need to reduce expenses, they agreed to contract her services at $75 per hour on a part-time basis rather than retain her as a full-time employee effective January 1, 2001. Ms. Hitchcock agreed to not require any cash payment until the Company was able to do so. At the same time, the Board voted to cancel her existing 15,000 options and grant to her 30,000 new stock options at the fair market value of $0.625 with the option of a loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001.

COMPENSATION OF DIRECTORS

         No director who is also an employee of the Company received any additional compensation for services as a director.

         The non-employee directors of the Company include Messrs. Hauser and Schnobrich and Hupp. During 2001, non-employee directors received no cash or other compensation for their services as a director or committee member.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The law firm of Hinshaw & Culbertson provides legal services to the Company. Roger Schnobrich, a director of the Company, is a partner in the firm.

         On February 1, 2000, Erlan Sagadiev exercised his right to 125,000 shares of the Company's common stock. He paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 of the exercised shares.

         On February 2, 2001, John Hupp exercised his right to 247,500 shares of the Company's common stock. He gave the Company a promissory note bearing interest at 5% per annum for the balance owed of $310,750. The principal and interest are due in five equal installments beginning January 2002 and each year thereafter. This non-recourse note is secured by all of the 247,500 exercised shares.

         In April 2001, two members of the Board exercised 30,000 options by giving the Company $41,875 in cash.

         On April 6, 2001, the Company's chief financial officer and current president exercised her option on 30,000 shares of the Company's common stock, and gave the Company a non-recourse promissory note for $18,750. The note was immediately offset by $13,000 in back wages of $13,000 that was owed from 2000, leaving a balance of $5,750. This note, which was secured by the shares, bore interest at the rate of 5% per annum and was due in four equal installments beginning April 6, 2003.

         On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. The Board also agreed to issue 10,000 stock options at the market price of $.90 per share for her services.

         By December 31, 2001, the Company borrowed $4,067 from the chief financial officer. In January 2002, the Company borrowed an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) Documents required to be filed by Item 601 of Regulation S-B are included as exhibits to this report as follows:

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

         10.7 FoodMaster International L.L.C. Share Transfer Agreement dated March 3, 1997(6)

         10.8 FoodMaster International L.L.C. Bill of Sale, Assignment and Assumption Agreement dated March 3, 1997(6)

         10.9 Management Agreement between DTR and FoodMaster International L.L.C. as amended and restated September 11, 1998(9)

        10.10 Termination of Management Agreement between DTR and FoodMaster International L.L.C. effective November 15, 1999(11)

        10.11 Redemption of Ownership Interest between DTR and FoodMaster International L.L.C. dated March 22, 2002(11)

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

        10.43 Form of Directors and Officers Indemnification Agreement issued to each of the Company's officers and directors on October 15, 1993 by action of the Board of Directors(2)

        10.45 Amendment to Asset Sale Agreement (Exhibit 10.1) dated August 20, 1997(7)

        10.46 LLC Redemption Agreement dated March 29, 2002 regarding the Company's interest in FoodMaster International, LLC(13)

        21.1 Subsidiaries of Developed Technology Resource, Inc. as amended(10)



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

(7) Incorporated by reference to exhibit numbers 10.44 and 10.45 included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended October 31, 1997.

(8) Incorporated by reference to exhibit numbers 10.4 and 10.16 included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the first fiscal quarter ended January 31, 1998.

(9) Incorporated by reference to the same exhibit number included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the third calendar quarter ended September 30, 1998.

(10) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended December 31, 1999.

(12) Incorporated by reference to the same exhibit number included in the Company's Annual Report on Form 10-KSB filed with the Commission for the fiscal year ended December 31, 2000.

(13) Incorporated by reference as exhibit number 99 in the Company's Form 8K filed April 3, 2002.



(b)    Reports on Form 8K
          No reports on Form 8K were filed during the last quarter of the fiscal year ended December 31, 2001 covered by this report.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:    April 13, 2002          By   /s/ LeAnn C. Hitchcock
                                      ------------------------------------------
                                      Name:   LeAnn C. Hitchcock
                                      Title:     Chief Financial Officer
                                      (Principal Financial & Accounting Officer)



Date:    April 13, 2002          By   /s/ John P. Hupp
                                      ------------------------------------------
                                      Name:   John P. Hupp
                                      Title:     Director



Date:    April 13, 2002          By   /s/ Peter L. Hauser
                                      ------------------------------------------
                                      Name:   Peter L. Hauser
                                      Title:     Director



Date:    April 13, 2002          By   /s/ Roger W. Schnobrich
                                      ------------------------------------------
                                      Name:   Roger W. Schnobrich
                                      Title:     Director