Form 10QSB
period 2002-03-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2002-05-15
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of May 15, 2002, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.     CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 Condensed consolidated balance sheets                        3
                 Condensed consolidated statements of operations              4
                 Condensed consolidated statements of cash flows              5
                 Notes to condensed consolidated financial statements         6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         10


PART II.  OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS             14

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14


SIGNATURES                                                                   15

ITEM  1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                     MARCH 31,      DECEMBER 31,
                                                                       2002             2001
                                                                   ------------     ------------
Current Assets:
     Cash and cash equivalents                                     $    454,284     $      1,200
     Other receivables                                                   24,168           27,806
     Notes receivable from sale of FMI                                1,000,000               --
     Prepaid and other current assets                                    10,853            7,100
                                                                   ------------     ------------
         Total current assets                                         1,489,305           36,106

Furniture and Equipment, net                                              2,245            3,304
Long-lived Assets Held for Disposal                                       1,405            1,646
Note Receivable from Sale of Phygen Investment                          229,658          229,658
Investment in Savory Snacks L.L.C. (Savory Snacks)                       20,248           29,220
                                                                   ------------     ------------


                                                                   $  1,742,861     $    299,934
                                                                   ============     ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                              $     28,863     $     10,254
     Accrued compensation                                               165,314          157,814
     Accrued lease commitments                                           24,671           28,034
     Accrued liabilities                                                 25,021           74,359
     Deferred gain                                                    1,000,000            3,052
                                                                   ------------     ------------
         Total current liabilities                                    1,243,869          273,513

Non-current Deferred Gains                                              229,658          238,496
                                                                   ------------     ------------
         Total liabilities                                            1,473,527          512,009
                                                                   ------------     ------------

Shareholders' Equity (Deficit):
     Common stock                                                        12,219           12,219
     Additional paid-in capital                                       6,782,694        6,778,494
     Notes receivable                                                  (376,750)        (393,250)
     Accumulated deficit                                             (6,148,829)      (6,609,538)
                                                                   ------------     ------------
         Total shareholders' equity (deficit)                           269,334         (212,075)
                                                                   ------------     ------------

Commitments and Contingencies
                                                                   $  1,742,861     $    299,934
                                                                   ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002             2001
                                            ------------     ------------
Cost and Expenses:
     Selling, general and administrative          41,167          191,941
     Stock-based compensation expense              4,200          261,413
                                            ------------     ------------
                                                  45,367          453,354
                                            ------------     ------------

Other Income (Expense):
     Interest income, net                          3,158            1,016
     Gain on sale of FMI                         500,000               --
     Gain on sale of Phygen stock                     --           85,000
     Equity in loss of Savory Snacks              (8,972)         (10,075)
     Gain on sale of equipment to FMI             11,890              752
                                            ------------     ------------
                                                 506,076           76,693
                                            ------------     ------------

Net Income (Loss)                           $    460,709     $   (376,661)
                                            ============     ============


Net Income (Loss) per Common Share:
     Basic and Diluted                      $       0.38     $      (0.35)
                                            ============     ============

Weighted Average Shares Outstanding:
      Basic and Diluted                        1,221,890        1,090,320
                                            ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                               2002             2001
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                          $    460,709     $   (376,661)
         Adjustments to Reconcile Net Loss to Cash
              Used by Operating Activities:
              Depreciation                                        1,300            2,353
              Stock-based compensation expense                    4,200          261,413
              Gain on sale of FMI                              (500,000)              --
              Gain on sale of Phygen stock                           --          (85,000)
              Gain on sale of equipment to FMI                  (11,890)            (752)
              Loss on sale of furniture and equipment                --            5,839
              Equity in loss of Savory Snacks                     8,972           10,075
         Changes in Operating Assets and Liabilities:
              Receivables                                         3,638           (3,400)
              Prepaid and other current assets                   (3,753)          (4,694)
              Accounts payable and accrued liabilities          (26,592)         128,547
                                                           ------------     ------------
              Net cash used by operating activities             (63,416)         (62,280)
                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of FMI                              500,000               --
         Proceeds from sale of Phygen stock                          --           85,000
                                                           ------------     ------------
              Net cash provided by investing activities         500,000           85,000
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                 16,500               --
                                                           ------------     ------------
              Net cash provided by financing activities          16,500               --
                                                           ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                           453,084           22,720

CASH AND CASH EQUIVALENTS, Beginning of period                    1,200            2,855
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS, End of period                   $    454,284     $     25,575
                                                           ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

     Developed Technology Resource, Inc. (DTR or the Company) has an investment in snack food processing operations in Kazakhstan. This investment is owned indirectly through Savory Snacks L.L.C., its joint venture with a private investor.

     As of January 1, 2001, the Company no longer is actively engaged in operating business activities. At March 31, 2002, the remaining assets of DTR are its cash, a 40% ownership and a fully reserved note receivable in Savory Snacks, its $1,000,000 note receivable on the sale of FMI and its $229,658 note receivable on the sale of its Phygen ownership. Gains from the sale of FMI and Phygen sales are fully deferred until collection. The Company's Board of Directors is currently contemplating its options, including, but not limited to, a merger, acquisition or dissolution.

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2001. Interim results of operations for the three-month period ended March 31, 2002 may not necessarily be indicative of the results to be expected for the full year.

     Basis of Presentation

     In 2002 and 2001, DTR owned 30% of FMI (until March 2002) and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

     Net Income (Loss) per Common Share

     Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is dilutive.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the valuation of notes receivable from the sale of its ownership interests in FMI in 2002 and Phygen, Inc. in 2001, and a fully reserved note receivable from Savory Snacks. Actual results could differ from those estimates.

     Reclassifications
     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 basis of presentation.


2.   GOING CONCERN CONSIDERATIONS

     DTR has incurred substantial losses in recent years, including losses of $117,063 and $685,052 for the years ended December 31, 2001 and 2000, respectively. For the quarter ended March 31, 2002, the Company had a net income of $460,709. However, this included a $500,000 gain on the sale of its FMI interest. At March 31, 2002, the Company has an accumulated deficit of $6,148,829. The Company's ability to continue as a going concern depends upon receiving proceeds from several notes receivable to maintain adequate liquidity until such time as DTR realizes sufficient cash flows from operating activities.

     At March 31, 2002, DTR has several notes receivable, which consist of $1,000,000 from the 2002 sale of its interest in FMI, $229,658 from the 2001 sale of its interest in Phygen, an aggregate of $376,750 from the exercise of employee stock options during 2000 and 2001, and a fully reserved $200,000 note receivable from Savory Snacks. Due to uncertainties related to the collectibility and realization of the proceeds from each of these transactions, DTR will recognize gain from the FMI and Phygen sales as DTR receives the cash in the future. The Savory Snacks note was fully reserved in 2000 due to collectibility concerns. In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options, but does not expect to realize the full proceeds on the exercise of stock options until the note holders have sufficient liquidity from the sale of their DTR stock.

     With the receipt of $24,500 and $500,000 cash in January and March 2002, respectively, the Company expects to pay $219,198 of its current liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through April 2004. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond April 2004. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.


3.   SALE OF FOODMASTER INTERNATIONAL L.L.C. (FMI)

     In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. As of March 31, 2002, DTR has a note receivable of $1,000,000 which is offset by a current deferred gain of $1,000,000.

     Before the sale in March, FMI incurred approximately $250,000 in losses from January to February 2002, the Company did not recognize its pro-rata share of FMI's losses for these two months, because the Company's net investment in FMI was already reduced to zero.


4.   INVESTMENT IN SAVORY SNACKS L.L.C. (SAVORY SNACKS)

     DTR records its proportionate share of the net income or loss of Savory Snacks in the statements of operations as equity in income (loss) of Savory Snacks under the equity method of accounting. The Company's pro-rata share of Savory Snacks losses for the three months ended March 31, 2002 and 2001 was $8,972 and $10,075, respectively.

     Summarized financial information from the consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:

                                                           March 31, 2002
                                                           --------------
                                                           (in thousands)
     Current assets                                         $   116,738
     Total assets                                               511,874
     Current liabilities                                        969,310
     Non-current liabilities                                    322,953
     Joint-venture deficit                                     (780,389)
     DTR's share of Savory Snacks' equity                        20,248

                                                     Three Months Ended
                                                          March 31,
                                                    2002              2001
                                               --------------    --------------
                                               (in thousands)    (in thousands)
     Sales                                        $      61                52
     Gross profit                                        23                19
     Net loss                                           (22)              (25)
     DTR's 40% share of Savory Snacks' loss              (9)              (10)


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

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had an original cost $53,722 and a net book value at March 31, 2002 of $1,405. The Company believes that this is a reasonable value of the current fair market value for these assets.

6.   COMMITMENTS & CONTINGENCIES

     Leases

     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At December 31, 2001, the Company had accrued all unpaid and future amounts due under the old lease in the amount of $28,034. In January 2002, the Company offset its security deposit of $3,363 against the obligation leaving a balance of $24,671 accrued at March 31, 2002.

7.   STOCK TRANSACTIONS

     On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received were unsecured and bore interest at 12%. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received. The Board also agreed to issue her 10,000 stock options at the market price of $.90 per share. A $4,200 compensation expense was recorded in January 2002, in relation to this stock option.

     In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options

8.   LOSS PER SHARE

     The following table reflects the calculation of basic and diluted loss per share.

                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                   ------------    ------------
     Numerator:
     ----------
     Net income (loss)                             $    460,709    $   (376,661)
                                                   ============    ============

     Denominator:
     ------------
     Weighted average shares - Basic earnings         1,221,890       1,090,320
     Dilutive effect of stock options/warrants               --              --
                                                   ------------    ------------
     Weighted average shares - Diluted earnings       1,221,890       1,090,320
                                                   ============    ============

     Net income (loss) per share - Basic           $       0.38    $      (0.35)
                                                   ============    ============

     Net income (loss) per share - Diluted         $       0.38    $      (0.35)
                                                   ============    ============

     An aggregate of 25,000 and 65,000 stock options have not been included in the computation of diluted earnings per common share for the three months ended March 31, 2002 and 2001, respectively, as their effect would be antidilutive.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       Three Months Ended
                                                            March 31,
     Supplemental cash flow information:               2002            2001
     -----------------------------------           ------------    ------------
     Cash paid for:
     Interest                                       $    1,530      $    2,580

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

         On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. If both promissory notes are fully paid on or before June 30, 2002, the principal amount on the notes and DTR's sales proceeds will be reduced by $100,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. Prior to the sale, DTR recorded its proportionate share (30%) of the net income or loss of FMI in the statement of operations as equity in income (loss) of FMI under the equity method of accounting.


Results of Operations

REVENUES

         The Company generated no revenues during the three-month periods ended March 31, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE

         To support the Company's need to reduce costs, the Company's president resigned in January 2001 , but remained a non-salaried Vice President and a Director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis as an independent contractor in both positions.

         Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $41,167 and $191,941, respectively. During the three months ended March 31, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $28,034 of past and future rent expense, $1,079 of loss on assets related to the abandonment of its former leasehold premises. The remaining balance of expenses in 2002 and 2001 relate to normal ongoing operating costs.

         During the three months ended March 31, 2002 and 2001, DTR also recognized $4,200 and $261,413, respectively, of non-cash stock based compensation expense related to the issuance of stock options and loans on exercised employee stock options. During 2001, DTR recorded a higher non-cash expense due to the higher market value of its common stock at March 31, 2001 compared to March 31, 2002. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans. Due to fluctuations in the Company's common stock price, the Company expects continued volatility in the amount of compensation expense recognized in future periods until the loans are repaid.

         DTR expects its annual operating expenses to be between $100,000 and $150,000 for 2002 assuming no significant changes in the Company's operations. These expenses relate primarily to insurance and professional fees required for Company operations.

OTHER INCOME AND EXPENSE

         The Company recorded net interest income of $3,158 and $1,016 for the three months ended March 31, 2002 and 2001, respectively. The increase is due to interest charged on employee loans resulting from the exercise of stock options in February 2001. Therefore in 2002, there were three months of interest income recorded on the loans compared to only two in 2001.

         As noted above, DTR received $500,000 as a partial payment for the sale of its 30% ownership interest in FMI.

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

         In accordance with the equity method of accounting, DTR recorded a loss of $8,972 and $10,075 for its proportionate share (40%) of the equity in net loss of Savory Snacks LLC for the three months ended March 31, 2002 and 2001, respectively.

         DTR recognized a gain of $11,890 and $752 during the three months ended March 31, 2002 and 2001, respectively. This gain results from the recognition of deferred gain on the prior sales of assets to FoodMaster Corporation. The remaining balance of the deferred gain on these assets was recognized in March 2002 upon the sale of DTR's ownership interest.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used cash of $63,416 and $62,280 during the three months ended March 31, 2002 and 2001, respectively. In 2002, this use was primarily the result of paying for ongoing operating expenditures and reducing the current liabilities. In 2001, this use was the result of paying for ongoing operating expenditures.

         As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. These funds will be used to cover future operating expenditures.

INVESTING ACTIVITIES

         DTR received $500,000 from the sale of FMI and $85,000 from the sale of Phygen stock during 2002 and 2001, respectively.


FINANCING ACTIVITIES

         In February 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a non-recourse promissory note for $82,500. This note is secured by a portion of the shares exercised by the former employee. In January 2002, the Company received a $16,500 principal payment on this note.


LIQUIDITY

         As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain non-salaried Vice President and Director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis as an independent contractor in both positions. During 2001, the Company deferred payment on salaries and legal expenses that were due based on the cash position. These liabilities will be paid in 2002 from the proceeds detailed below.

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

         As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the remaining $1,000,000 of sale proceeds as the cash is received.

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

         With the receipt of $24,500 and $500,000 cash in January and March 2002, respectively, the Company expects to pay $219,198 of its current liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through April 2004. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond April 2004. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.


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


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of March 31, 2002, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company does not have any other significant contractual obligations or commitments.

PART II.    OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarterly period ended March 31, 2002.


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  The following new Exhibits are filed as part of this Form 10-QSB:

                  (a) List of Exhibits

                           NONE

                  (b) Reports on Form 8-K

                           There was one report on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended March 31, 2002.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      DEVELOPED TECHNOLOGY RESOURCE, INC.



Date: May 15, 2002               By   /s/ LeAnn C. Hitchcock
                                    --------------------------------------------
                                      Name:  LeAnn C. Hitchcock
                                      Title: President & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)



Date: May 15, 2002               By   /s/ John P. Hupp
                                    --------------------------------------------
                                      Name:  John P. Hupp
                                      Title: Director



Date: May 15, 2002               By   /s/ Peter L. Hauser
                                    --------------------------------------------
                                      Name:  Peter L. Hauser
                                      Title: Director



Date: May 15, 2002               By   /s/ Roger W. Schnobrich
                                    --------------------------------------------
                                      Name:  Roger W. Schnobrich
                                      Title: Director