Form 10QSB
period 2002-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2002-08-14
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                            5223 INDUSTRIAL BOULEVARD
                             EDINA, MINNESOTA 55439
                      -------------------------------------
                      Address of Principal Executive Office

                                 (952) 820-0022
                            -------------------------
                            Issuer's Telephone Number

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes __X__ No _____


As of August 12, 2002, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
                 Condensed consolidated balance sheets                     3
                 Condensed consolidated statements of operations           4
                 Condensed consolidated statements of cash flows           5
                 Notes to condensed consolidated financial statements      6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION                           10


PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         14


SIGNATURES                                                                15

ITEM  1. FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                            JUNE 30,               DECEMBER 31,
                                                                             2002                      2001
                                                                       -----------------         ------------------
                                                                         (Unaudited)
Current Assets:

     Cash and cash equivalents                                         $         327,201         $            1,200
     Other receivables                                                            17,584                     27,806
     Notes receivable from sale of FMI                                         1,000,000                         --
     Prepaid and other current assets                                              9,523                      7,100
                                                                       -----------------         ------------------
         Total current assets                                                  1,354,308                     36,106

Furniture and Equipment, net                                                       1,224                      3,304
Long-lived Assets Held for Disposal                                                1,200                      1,646
Note Receivable from Sale of Phygen Investment                                   229,658                    229,658
Investment in Savory Snacks L.L.C. (Savory Snacks)                                17,957                     29,220
                                                                       -----------------         ------------------

                                                                       $       1,604,347         $          299,934
                                                                       =================         ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                                                  $          15,751         $           10,254
     Accrued compensation                                                         79,400                    157,814
     Accrued lease commitments                                                    24,671                     28,034
     Accrued liabilities                                                          21,751                     74,359
     Deferred gain                                                             1,000,000                      3,052
                                                                       -----------------         ------------------
         Total current liabilities                                             1,141,573                    273,513

Non-current Deferred Gains                                                       229,658                    238,496
                                                                       -----------------         ------------------
         Total liabilities                                                     1,371,231                    512,009
                                                                       -----------------         ------------------

Shareholders' Equity (Deficit):
     Common stock                                                                 12,219                     12,219
     Additional paid-in capital                                                6,782,694                  6,778,494
     Notes receivable                                                           (376,750)                  (393,250)
     Accumulated deficit                                                      (6,185,047)                (6,609,538)
                                                                       -----------------         ------------------
         Total shareholders' equity (deficit)                                    233,116                   (212,075)
                                                                       -----------------         ------------------

Commitments and Contingencies
                                                                       $       1,604,347         $          299,934
                                                                       =================         ==================


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------  --------------------------------
                                                            2002             2001             2002               2001
                                                     ----------------  ---------------  ----------------  ---------------
Cost and Expenses:
     Selling, general and administrative             $         27,629  $        30,681            68,796          222,622
     Stock-based compensation expense                              --          (55,636)            4,200          205,777
                                                     ----------------  ---------------  ----------------  ---------------
                                                               27,629          (24,955)           72,996          428,399
                                                     ----------------  ---------------  ----------------  ---------------

Other Income (Expense):
     Interest (expense) income, net                            (6,298)           3,653            (3,140)           4,669
     Gain on sale of FMI                                           --               --           500,000               --
     Gain on sale of Phygen stock                                  --               --                --           85,000
     Gain on sale of aviation securities                           --            1,751                --            1,751
     Equity in loss of Savory Snacks                           (2,291)           5,953           (11,263)          (4,122)
     Gain on sale of equipment to FMI                              --              761            11,890            1,513
                                                     ----------------  ---------------  ----------------  ---------------
                                                               (8,589)          12,118           497,487           88,811
                                                     ----------------  ---------------  ----------------  ---------------

Net Income (Loss)                                    $        (36,218) $        37,073  $        424,491  $      (339,588)
                                                     ================  ===============  ================  ===============

Net Income (Loss) per Common Share:
     Basic                                           $          (0.03)  $         0.03   $          0.35   $        (0.29)
                                                     ===============    ==============   ===============   ==============

     Diluted                                         $          (0.03)  $         0.03   $          0.35   $        (0.29)
                                                     ================   ==============   ===============   ==============

Weighted Average Shares Outstanding:
     Basic                                                  1,221,890        1,219,496         1,221,890        1,155,265
                                                     ================  ===============  ================  ===============

     Diluted                                                1,221,890        1,221,326         1,221,890        1,155,265
                                                     ================  ===============  ================  ===============


See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                               2002              2001
                                                                                        ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                                              $        424,491  $      (339,588)
         Adjustments to Reconcile Net Income (Loss) to Cash
              Used by Operating Activities:
              Depreciation                                                                         2,526            3,722
              Stock-based compensation expense                                                     4,200          205,777
              Gain on sale of FMI                                                               (500,000)              --
              Gain on sale of Phygen stock                                                            --          (85,000)
              Gain on stock redemption                                                                --           (1,751)
              Gain on sale of equipment to FMI                                                   (11,890)          (1,513)
              Loss on sale of furniture and equipment                                                 --            5,839
              Equity in loss of Savory Snacks                                                     11,263            4,122
         Changes in Operating Assets and Liabilities:
              Receivables                                                                         10,222           (8,023)
              Receivable from Savory Snacks                                                           --              187
              Prepaid and other current assets                                                    (2,423)          (1,000)
              Accounts payable and accrued liabilities                                          (128,888)         108,287
                                                                                        ----------------  ---------------
              Net cash used by operating activities                                             (190,499)        (108,941)
                                                                                        ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of FMI                                                               500,000               --
         Proceeds from sale of Phygen stock                                                           --           85,000
                                                                                        ----------------  ---------------
              Net cash provided by investing activities                                          500,000           85,000
                                                                                        ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from shareholder notes receivable                                               16,500               --
         Proceeds from exercise of stock options                                                      --           41,038
                                                                                        ----------------  ---------------
              Net cash provided by financing activities                                           16,500           41,038
                                                                                        ----------------  ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                            326,001           17,097

CASH AND CASH EQUIVALENTS, Beginning of period                                                     1,200            2,855
                                                                                        ----------------  ---------------

CASH AND CASH EQUIVALENTS, End of period                                                $        327,201  $        19,952
                                                                                        ================  ===============


   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business
     --------
     Developed Technology Resource, Inc. (DTR or the Company) has a 40% ownership interest in snack food processing operations in Kazakhstan. This investment is owned indirectly through Savory Snacks L.L.C. ("Savory Snacks"), a Wisconsin limited liability company.

     As of January 1, 2001, the Company no longer is actively engaged in operating business activities. At June 30, 2002, the remaining assets of DTR are its cash, a 40% ownership in and a fully reserved $200,000 note receivable from Savory Snacks, a $1,000,000 note receivable on the sale of its 30% membership interest in FoodMaster International L.L.C. ("FMI"), a Delaware limited liability company, a $229,658 note receivable on the sale of its 10% stock interest in Phygen, Inc. ("Phygen"), and notes from shareholders with a remaining principal balance of $376,750. Gains from the sale of the Company's interest in FMI and Phygen are fully deferred until collection. The Company's Board of Directors is currently contemplating its options, including, but not limited to, a merger, acquisition or dissolution.

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2001. Interim results of operations for the six-month period ended June 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

     Basis of Presentation
     ---------------------
     In 2002 and 2001, DTR owned 30% of FMI (until March 2002) and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

     Net Income (Loss) per Common Share
     ----------------------------------
     Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Stock options and warrants are included in the calculation of diluted net income per share, using the treasury stock method, when the result is dilutive.

     Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the valuation of notes receivable from the sale of its ownership interests in FMI in 2002 and Phygen in 2001, and a fully reserved note receivable from Savory Snacks. Actual results could differ from those estimates.

     Reclassifications
     -----------------
     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 basis of presentation.

2.   GOING CONCERN CONSIDERATIONS
     ----------------------------
     DTR has incurred substantial losses in recent years, including losses of $117,063 and $685,052 for the years ended December 31, 2001 and 2000, respectively. For the six months ended June 30, 2002, the Company had a net income of $424,491. However, this included a $500,000 gain on the sale of its FMI interest. At June 30, 2002, the Company has an accumulated deficit of $6,185,047. The Company's ability to continue as a going concern depends upon receiving proceeds from several notes receivable to maintain adequate liquidity until such time as DTR realizes sufficient cash flows from operating activities.

     At June 30, 2002, DTR has several notes receivable, which consist of $1,000,000 from the 2002 sale of its interest in FMI, $229,658 from the 2001 sale of its interest in Phygen, an aggregate of $376,750 from the exercise of employee stock options during 2000 and 2001, and a fully reserved $200,000 note receivable from Savory Snacks. Due to uncertainties related to the collectibility and realization of the proceeds from each of these transactions, DTR will recognize gain from the FMI and Phygen sales as DTR receives the cash in the future. The Savory Snacks note was fully reserved in 2000 due to collectibility concerns. In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options, but does not expect to realize the full proceeds on the exercise of stock options until the note holders have sufficient liquidity from the sale of their DTR stock.

     With the receipt of $24,500 and $500,000 cash in January and March 2002, respectively, the Company has paid and will pay the majority of its payables and accrued liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that there is sufficient cash to fund operations through 2006. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond 2006. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.

3.   SALE OF FOODMASTER INTERNATIONAL L.L.C. (FMI)
     ---------------------------------------------
     In March 2002, FMI redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. As of June 30, 2002, DTR has a note receivable of $1,000,000 which is offset by a current deferred gain of

     $1,000,000. DTR received $425,000 as payment toward the first promissory note and accrued interest in July 2002 which will be recognized as a gain on the sale of FMI in the third quarter of fiscal 2002.

     Before the sale in March, FMI incurred approximately $250,000 in losses from January to February 2002, the Company did not recognize its pro-rata share of FMI's losses for these two months, because the Company's net investment in FMI was already reduced to zero.

4.   INVESTMENT IN SAVORY SNACKS L.L.C. (SAVORY SNACKS)
     --------------------------------------------------
     DTR records its proportionate share of the net income or loss of Savory Snacks in the statements of operations as equity in income (loss) of Savory Snacks under the equity method of accounting. The Company's pro-rata share of Savory Snacks losses for the six months ended June 30, 2002 and 2001 was $11,263 and $4,122, respectively.

     Summarized financial information from the unaudited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:
                                                   June 30, 2002
                                                   -------------
                                                   (in thousands)
     Current assets                                  $       91
     Total assets                                           473
     Current liabilities                                    934
     Non-current liabilities                                323
     Joint-venture deficit                                 (783)
     DTR's share of Savory Snacks' equity                    18

                                                        Six Months Ended
                                                           June 30,
                                                     2002              2001
                                                --------------   --------------
                                                (in thousands)   (in thousands)
     Sales                                       $        133             155
     Gross profit                                          59              68
     Net loss                                             (28)            (10)
     DTR's 40% share of Savory Snacks' loss               (11)             (4)

5.   LONG-LIVED ASSETS HELD FOR DISPOSAL
     -----------------------------------
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had an original cost $53,722 and a net book value at June 30, 2002 of $1,200. The Company believes that this is a reasonable value of the current fair market value for these assets.

6.   COMMITMENTS & CONTINGENCIES
     ---------------------------
     Leases
     ------
     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At December 31, 2001, the Company had accrued all unpaid and future amounts due under the old lease in the amount of $28,034. In January 2002, the Company offset its security deposit of $3,363 against the obligation leaving a balance of $24,671 accrued at June 30, 2002.

7.   STOCK TRANSACTIONS
     ------------------
     On November 17, 2001, the Company agreed to borrow money from its president and chief financial officer to have funds available for working capital. The funds received were unsecured and bore interest at 12%. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received. In November 2001, the Board of Directors also agreed to issue the president and chief financial officer 10,000 stock options exercisable at the then current market price of $.90 per share. A $4,200 compensation expense was recorded in January 2002, in relation to this stock option.

     In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options

8.   LOSS PER SHARE
     --------------
     The following table reflects the calculation of basic and diluted loss per share.

                                                             Three Months Ended                Six Months Ended
                                                                 June 30,                           June 30,
                                                           2002              2001            2002              2001
                                                     --------------    --------------   --------------    --------------
     Numerator:
     Net income (loss)                               $      (36,218)   $       37,073   $      424,491    $     (339,588)
                                                     ==============    ==============   ==============    ==============

     Denominator:
     Weighted average shares - Basic earnings             1,221,890         1,219,496        1,221,890         1,155,265
     Dilutive effect of stock options/warrants                   --             1,830               --                --
                                                     --------------    --------------   --------------    --------------
     Weighted average shares - Diluted earnings           1,221,890         1,221,326        1,221,890         1,155,265
                                                     ==============    ==============   ==============    ==============

     Net income (loss) per share - Basic             $        (0.03)   $         0.03   $         0.35    $        (0.29)
                                                     ==============    ==============   ==============    ==============

     Net income (loss) per share - Diluted           $        (0.03)   $         0.03   $         0.35    $        (0.29)
                                                     ==============    ==============   ==============    ==============

     An aggregate of 25,000 stock options for the three and six months ended June 30, 2002, and an aggregate of 10,000 and 15,000 stock options for the three and six months ended June 30, 2001, respectively have not been included in the computation of diluted earnings per common share, as their effect would be antidilutive.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------

                                                      Six Months Ended
                                                         June 30,
     Supplemental cash flow information:            2002           2001
     -----------------------------------     ----------------  ---------------
     Cash paid for:
     Interest                                $          1,543  $         4,050

     The Company has $1,000,000 of Notes Receivable on the sale of SMI which was offset against the deferred gain as a non-cash investing activity in the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

         On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 is due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. In July 2002, the Company received $425,000 as a payment toward the first promissory note and accrued interest which will be recognized as a gain on the sale of FMI in the third quarter of fiscal 2002. Prior to the sale, DTR recorded its proportionate share (30%) of the net income or loss of FMI in the statement of operations as equity in income (loss) of FMI under the equity method of accounting.

Results of Operations

REVENUES
         The Company generated no revenues from operations during the three and six-month periods ended June 30, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE

         To support the Company's need to reduce costs, the Company's president resigned in January 2001, but remained a non-salaried vice president and a director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis as an independent contractor in both positions.

         Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $27,629 and $30,681, respectively. These expenses were $68,796 and $222,622 for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $28,034 of contingent rent expense and $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining balance of expenses in 2002 and 2001 relate to normal ongoing operating costs.

         During the six months ended June 30, 2002 and 2001, DTR also recognized $4,200 and $205,777, respectively, of non-cash stock based compensation expense related to the issuance of stock options and loans on exercised employee stock options. During 2001, DTR recorded a higher non-cash expense due to the higher market value of its common stock at June 30, 2001 compared to June 30, 2002. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans. Due to fluctuations in the Company's common stock price, the Company expects continued volatility in the amount of compensation expense recognized in future periods until the loans are repaid.

         DTR expects its annual operating expenses to be between $100,000 and $150,000 for 2002 assuming no significant changes in the Company's operations. These expenses relate primarily to insurance and professional fees required for Company operations.

OTHER INCOME AND EXPENSE

         The Company recorded net interest expense of $6,298 and $3,140 for the three and six months ended June 30, 2002, respectively, compared to net interest income of $3,653 and $4,669 for the three and six months ended June 30, 2001, respectively. The increase in interest expense is due to nearly $11,000 of interest accrued on the back wages due to John Hupp, the Company's former president, since July 2000. The remaining interest income in all the periods is due to interest charged on employee loans resulting from the exercise of stock options in February 2001. Interest income is higher in 2002 since there were six months of interest income recorded on the loans compared to only five in 2001.

         As noted above, DTR received $500,000 as a partial payment for the sale of its 30% ownership interest in FMI.

         In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen's common stock to Phygen's president and principal shareholders for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. DTR recorded an $85,000 gain related to the sale in 2001. The remaining gain of $229,658 will be recognized as the cash proceeds on the note are received.

         In accordance with the equity method of accounting, DTR recorded a loss of $11,263 and $4,122 for its proportionate share (40%) of the equity in net loss of Savory Snacks LLC for the six months ended June 30, 2002 and 2001, respectively.

         DTR recognized a gain of $11,890 and $1,513 during the six months ended June 30, 2002 and 2001, respectively. This gain results from the recognition of deferred gain on the prior sales of assets to FoodMaster Corporation. The remaining balance of the deferred gain on these assets was recognized in March 2002 upon the sale of DTR's ownership interest. Therefore, the gain is higher in 2002, but will not be recognized in any period after March 2002.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         DTR used cash of $190,499 and $108,941 during the six months ended June 30, 2002 and 2001, respectively. In 2002, this use was primarily the result of paying for ongoing operating expenditures and reducing the prior year accrued liabilities such as accrued wages. In 2001, this use was the result of paying for ongoing operating expenditures.

         As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. These funds will be used to cover future operating expenditures.


INVESTING ACTIVITIES

         DTR received $500,000 from the sale of its membership interest in FMI and $85,000 from the sale of its stock interest in Phygen during 2002 and 2001, respectively.


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



LIQUIDITY

         As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain non-salaried vice president and director for the Company. The Company's chief financial officer was then elected president and will continue to work on a part time basis as an independent contractor in both positions. During 2001, the Company deferred payment on salaries and legal expenses that were due based on their cash position. During the six months ended June 30, 2002, the Company paid approximately $129,000 in back wages, legal and other prior year accrued liabilities from the proceeds detailed below.

         On November 17, 2001, the Company agreed to borrow money from its president and chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. In November 2001, the Board of Directors also agreed to issue 10,000 stock options exercisable at the then current market price of $.90 per share for her services. By December 2001, the Company received $10,000 from the president and chief financial officer. Approximately, $6,000 was applied for an early payoff of the principal and interest accrued on the note described above and $4,000 was then treated as a loan from the officer. In January 2002, the Company received an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

         As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the remaining $1,000,000 of sale proceeds as the cash is received. In July 2002, DTR received $425,000 as a payment toward the first promissory note and accrued interest which will be recognized as a gain on the sale of FMI in the third quarter of fiscal 2002.

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

         With the receipt of nearly $950,000 in cash through July 2002, respectively, the Company has paid or will pay the majority of its current liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through 2006. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond 2006. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.


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


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of June 30, 2002, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company does not have any other significant contractual obligations or commitments.

PART II.   OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            The following new Exhibits are filed as part of this Form 10-QSB:

            (a) List of Exhibits

            99.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer

            (b) Reports on Form 8-K

                     There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended June 30, 2002.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                DEVELOPED TECHNOLOGY RESOURCE, INC.



Date: August 13, 2002        By /s/ LeAnn C. Hitchcock
                                ------------------------------------------------
                                Name:   LeAnn C. Hitchcock
                                Title:  President, Chief Executive Officer
                                        & Chief Financial Officer
                                (Principal Financial & Accounting Officer)