Form 10QSB/A
period 2002-06-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2002-09-06
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-QSB/A

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes _____ No __X__


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         Statements other than current or historical information included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB/A, in future filings by Developed Technology Resource, Inc. (the Company or DTR) with the Securities and Exchange Commission and in DTR's press releases and oral statements made with the approval of authorized executive officers, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. DTR wishes to caution the reader not to place undue reliance on any such forward-looking statements.

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

            The following new Exhibits are filed as part of this Form 10-QSB/A:

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