Form 10QSB
period 2002-09-30
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2002-11-14
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

As of October 25, 2002, 1,221,890 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
                 Condensed consolidated balance sheets                    3
                 Condensed consolidated statements of operations          4
                 Condensed consolidated statements of cash flows          5
                 Notes to condensed consolidated financial statements     6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION                          11

         ITEM 4. CONTROLS AND PROCEDURES                                 15

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        16


SIGNATURES & CERTIFICATIONS                                              17

ITEM  1. FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2002            2001
                                                             -----------     -----------
                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents                               $   670,521     $     1,200
     Other receivables                                            20,143          27,806
     Notes receivable                                            643,286              --
     Prepaid and other current assets                                828           7,100
                                                             -----------     -----------
         Total current assets                                  1,334,778          36,106

Furniture and Equipment, net                                         505           3,304
Long-lived Assets Held for Disposal                                1,070           1,646
Note Receivable from Sale of Phygen Investment                   229,658         229,658
Investment in Savory Snacks L.L.C. (Savory Snacks)                17,040          29,220
                                                             -----------     -----------


                                                             $ 1,583,051     $   299,934
                                                             ===========     ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                        $     8,617     $    10,254
     Accrued compensation                                         71,981         157,814
     Accrued lease commitments                                    24,671          28,034
     Accrued liabilities                                          20,758          74,359
     Deferred gain                                               593,286           3,052
                                                             -----------     -----------
         Total current liabilities                               719,313         273,513

Non-current Deferred Gains                                       229,658         238,496
                                                             -----------     -----------
         Total liabilities                                       948,971         512,009
                                                             -----------     -----------

Shareholders' Equity (Deficit):
     Common stock                                                 12,219          12,219
     Additional paid-in capital                                6,782,694       6,778,494
     Notes receivable                                           (376,750)       (393,250)
     Accumulated deficit                                      (5,784,083)     (6,609,538)
                                                             -----------     -----------
         Total shareholders' equity (deficit)                    634,080        (212,075)
                                                             -----------     -----------

Commitments and Contingencies
                                                             $ 1,583,051     $   299,934
                                                             ===========     ===========



   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                            ---------------------------     ---------------------------
                                                2002            2001            2002           2001
                                            -----------     -----------     -----------     -----------
Cost and Expenses:
     Selling, general and administrative    $    25,994     $    21,865          94,790         244,487
     Stock-based compensation expense                --        (259,940)          4,200         (54,163)
                                            -----------     -----------     -----------     -----------
                                                 25,994        (238,075)         98,990         190,324
                                            -----------     -----------     -----------     -----------

Other Income (Expense):
     Interest (expense) income, net               2,875           3,778            (265)          8,447
     Gain on sale of FMI                        425,000              --         925,000              --
     Gain on sale of Phygen stock                    --              --              --          85,000
     Gain on sale of aviation securities             --              --              --           1,751
     Equity in loss of Savory Snacks               (917)         (8,017)        (12,180)        (12,139)
     Gain on sale of equipment to FMI                --             770          11,890           2,283
                                            -----------     -----------     -----------     -----------
                                                426,958          (3,469)        924,445          85,342
                                            -----------     -----------     -----------     -----------

Net Income (Loss)                           $   400,964     $   234,606     $   825,455     $  (104,982)
                                            ===========     ===========     ===========     ===========


Net Income (Loss) per Common Share:
     Basic                                  $      0.33     $      0.19     $      0.68     $     (0.09)
                                            ===========     ===========     ===========     ===========

     Diluted                                $      0.33     $      0.19     $      0.68     $     (0.09)
                                            ===========     ===========     ===========     ===========


Weighted Average Shares Outstanding:
     Basic                                    1,221,890       1,221,890       1,221,890       1,177,717
                                            ===========     ===========     ===========     ===========

     Diluted                                  1,221,890       1,221,947       1,221,890       1,177,717
                                            ===========     ===========     ===========     ===========



   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                              2002          2001
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                 $ 825,455     $(104,982)
         Adjustments to Reconcile Net Income (Loss) to Cash
              Used by Operating Activities:
              Depreciation                                     3,375         5,067
              Stock-based compensation expense (benefit)       4,200       (54,163)
              Gain on sale of FMI                           (925,000)           --
              Gain on sale of Phygen stock                        --       (85,000)
              Gain on stock redemption                            --        (1,751)
              Gain on sale of equipment to FMI               (11,890)       (2,283)
              Loss on sale of furniture and equipment             --         4,394
              Equity in loss of Savory Snacks                 12,180        12,139
         Changes in Operating Assets and Liabilities:
              Receivables                                      7,663       (12,847)
              Receivable from Savory Snacks                       --           187
              Prepaid and other current assets                 6,272         2,830
              Accounts payable and accrued liabilities      (144,434)      110,587
                                                           ---------     ---------
              Net cash used by operating activities         (222,179)     (125,822)
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Invested in note receivable                         (50,000)           --
         Proceeds from sale of FMI                           925,000            --
         Proceeds from sale of furniture and equipment            --         1,445
         Proceeds from sale of Phygen stock                       --        85,000
                                                           ---------     ---------
              Net cash provided by investing activities      875,000        86,445
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from shareholder notes receivable           16,500            --
         Proceeds from exercise of stock options                  --        41,875
                                                           ---------     ---------
              Net cash provided by financing activities       16,500        41,875
                                                           ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        669,321         2,498

CASH AND CASH EQUIVALENTS, Beginning of period                 1,200         2,855
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS, End of period                   $ 670,521     $   5,353
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

     As of January 1, 2001, the Company no longer is actively engaged in operating business activities. At September 30, 2002, the remaining assets of DTR are its cash, a $50,000 note receivable, a 40% ownership in and a fully reserved $200,000 note receivable from Savory Snacks, $593,286 in notes receivable on the sale of its 30% membership interest in FoodMaster International L.L.C. ("FMI"), a Delaware limited liability company, a $229,658 note receivable on the sale of its 10% stock interest in Phygen, Inc. ("Phygen"), and notes from shareholders with a remaining principal balance of $376,750, which is classified as a reduction of shareholders' equity. Gains from the sale of the Company's interest in FMI and Phygen are fully deferred until collection. The Company's Board of Directors is currently contemplating its options, including, but not limited to, a merger, acquisition or dissolution.

     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included on Form 10-KSB for the year ended December 31, 2001. Interim results of operations for the nine-month period ended September 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

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

     New Accounting Pronouncements
     -----------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

     Reclassifications
     -----------------
     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 basis of presentation.

2.   GOING CONCERN CONSIDERATIONS
     ----------------------------
     DTR has incurred substantial losses in recent years, including losses of $117,063 and $685,052 for the years ended December 31, 2001 and 2000, respectively. For the nine months ended September 30, 2002, the Company had a net income of $825,455. However, this included a $925,000 gain on the sale of its FMI interest. At September 30, 2002, the Company has an accumulated deficit of $5,784,083. The Company's ability to continue as a going concern depends upon receiving proceeds from several notes receivable to maintain adequate liquidity until such time as DTR realizes sufficient cash flows from operating activities.

     At September 30, 2002, DTR has several notes receivable, which consist of $593,286 from the 2002 sale of its interest in FMI, $229,658 from the 2001 sale of its interest in Phygen, an aggregate of $376,750 from the exercise of employee stock options during 2000 and 2001, and a fully reserved $200,000 note receivable from Savory Snacks. Due to uncertainties related to the collectibility and realization of the proceeds from each of these transactions, DTR will recognize gain from the FMI and Phygen sales as DTR receives the cash in the future. The Savory Snacks note was fully reserved in 2000 due to collectibility concerns. In January 2002, the Company received approximately $24,500 in principal and interest payments from notes on stock options, but does not expect to realize the full proceeds on the exercise of stock options until the note holders have sufficient liquidity from the sale of their DTR stock.

     With the receipt of $949,500 cash from payments on notes receivable, the Company has paid and will pay the majority of its payables and accrued liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that there is sufficient cash to fund operations through 2007. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond 2007. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.

3.   SALE OF FOODMASTER INTERNATIONAL L.L.C. (FMI)
     ---------------------------------------------

     In March 2002, FMI redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due on September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. As of September 30, 2002, DTR has notes receivable from FMI with a remaining principal balance of $593,286 which is offset by a current deferred gain of $593,286. DTR received a payment of $425,000 ($406,714 which was applied to principal and $18,286 which was applied to accrued interest) in July 2002. The entire $425,000 was recognized as a gain on the sale of FMI in the third quarter of fiscal 2002.

     Before the sale in March, FMI incurred approximately $250,000 in losses from January to February 2002. However, the Company did not recognize its pro-rata share of FMI's losses for these two months, since the Company's net investment in FMI was already reduced to zero.

4.   NOTES RECEIVABLE
     ----------------

     In September 2002, DTR invested $50,000 to an unrelated party under a promissory note bearing interest at 8% per annum and due on December 31, 2003.

5.   INVESTMENT IN SAVORY SNACKS L.L.C. (SAVORY SNACKS)
     --------------------------------------------------

     DTR records its proportionate share of the net income or loss of Savory Snacks in the statements of operations as equity in income (loss) of Savory Snacks under the equity method of accounting. The Company's pro-rata share of Savory Snacks losses for the nine months ended September 30, 2002 and 2001 was $11,263 and $4,122, respectively.

     Summarized financial information from the unaudited consolidated financial statements of Savory Snacks accounted for on the equity method is as follows:

                                                       September 30, 2002
                                                       ------------------
                                                         (in thousands)
     Current assets                                      $          88
     Total assets                                                  463
     Current liabilities                                           657
     Non-current liabilities                                       586
     Joint-venture deficit                                        (781)
     DTR's share of Savory Snacks' equity                           17


                                                       Nine Months Ended
                                                         September 30,
                                                    2002             2001
                                                --------------  --------------
                                                (in thousands)  (in thousands)
     Sales                                        $       206             221
     Gross profit                                          64              67
     Net loss                                             (30)            (30)
     DTR's 40% share of Savory Snacks' loss               (12)            (12)

6.   LONG-LIVED ASSETS HELD FOR DISPOSAL
     -----------------------------------
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In the first quarter of 2001, the Company reclassified assets that were no longer being used to long-lived assets held for disposal. The assets had an original cost $53,722 and a net book value at September 30, 2002 of $1,070. The Company believes that this is a reasonable value of the current fair market value for these assets.


7.   COMMITMENTS & CONTINGENCIES
     ---------------------------
     Leases
     ------
     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At December 31, 2001, the Company had accrued all unpaid and future amounts due under the old lease in the amount of $28,034. In January 2002, the Company offset its security deposit of $3,363 against the obligation leaving a balance of $24,671 accrued at September 30, 2002.


8.   STOCK TRANSACTIONS
     ------------------

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

     On February 1, 2000, a former employee exercised his right to 125,000 shares of the Company's common stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. In January 2002, the Company received approximately $24,500 in principal and interest payments related to this note.


9.   LOSS PER SHARE
     --------------
     The following table reflects the calculation of basic and diluted loss per share.

                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
     Numerator:
     ----------
     Net income (loss)                             $    400,964    $    234,606    $    825,455    $   (104,982)
                                                   ============    ============    ============    ============

     Denominator:
     ------------
     Weighted average shares - Basic earnings         1,221,890       1,221,890       1,221,890       1,177,717
     Dilutive effect of stock options/warrants               --              57              --              --
                                                   ------------    ------------    ------------    ------------
     Weighted average shares - Diluted earnings       1,221,890       1,221,947       1,221,890       1,177,717
                                                   ============    ============    ============    ============

     Net income (loss) per share - Basic           $       0.33    $       0.19    $       0.68    $      (0.09)
                                                   ============    ============    ============    ============

     Net income (loss) per share - Diluted         $       0.33    $       0.19    $       0.68    $      (0.09)
                                                   ============    ============    ============    ============

     An aggregate of 25,000 stock options for the three and nine months ended September 30, 2002, and an aggregate of 10,000 and 15,000 stock options for the three and nine months ended September 30, 2001, respectively have not been included in the computation of diluted earnings per common share, as their effect would be antidilutive.


10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------

                                                       Nine Months Ended
                                                         September 30,
     Supplemental cash flow information:             2002            2001
     -----------------------------------          ----------       ----------

     Cash paid for:
     Interest                                     $    1,527       $    5,395

                                                       Nine Months Ended
                                                         September 30,
     Non-cash investing activities:                   2002             2001
                                                  ----------       ----------

     Note receivable and deferred gain recorded
        upon sale of FMI investment               $1,000,000       $       --

     Note receivable and deferred gain recorded
        upon sale of Phygen investment                    --       $  229,658

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

     On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the sale as the cash is received. As of September 30, 2002, DTR has notes receivable from FMI with a remaining principal balance of $593,286 which is offset by a current deferred gain of $593,286. DTR received a payment of $425,000 ($406,714 which was applied to principal and $18,286 which was applied to accrued interest) in July 2002. The entire $425,000 was recognized as a gain on the sale of FMI in the third quarter of fiscal 2002. Prior to the sale, DTR recorded its proportionate share (30%) of the net income or loss of FMI in the statement of operations as equity in income
(loss) of FMI under the equity method of accounting.


Results of Operations

REVENUES
     The Company generated no revenues from operations during the three and nine-month periods ended September 30, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE

     To support the Company's need to reduce costs, the Company's president resigned in January 2001, but remained a non-salaried vice president and a director for the Company. The Company's chief financial officer was then elected as president and chief executive officer and will continue to work on a part time basis as an independent contractor in both positions.

     Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $25,994 and $21,865, respectively. These expenses were $94,790 and $244,487 for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $28,034 of contingent rent expense and $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining balance of expenses in 2002 and 2001 relate to normal ongoing operating costs.

STOCK-BASED COMPENSATION EXPENSE

The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced or has a loan related to its exercise, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to the $376,750 in notes receivable from former employees are treated as variable due to the nature of the notes being non-recourse notes. Accordingly, any differences between the exercise price of the options ($1.22) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. During the nine months ended September 30, 2002 and 2001, DTR also recognized $4,200 and ($54,163), respectively, of non-cash stock based compensation expense (benefit) related to the issuance of stock options and notes receivable on exercised employee stock options. During 2001, DTR recorded a non-cash benefit due to the lower market value of its common stock underlying the notes receivable at September 30, 2001 compared to the value at December 31, 2000. This continual modification of non-cash stock based compensation expense is in accordance with the accounting standards for variable stock compensation plans. Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase in the Company's common stock price above the base price of $1.22 results in an expense of approximately $3,000 until the notes receivable are repaid.

     DTR expects its annual operating expenses to be between $100,000 and $150,000 for 2002 assuming no significant changes in the Company's operations. These expenses relate primarily to insurance and professional fees required for Company operations.


OTHER INCOME AND EXPENSE

     The Company recorded net interest expense of $265 for the nine months ended September 30, 2002, respectively, compared to net interest income of $8,447 for the nine months ended September 30, 2001, respectively. The increase in interest expense is due to nearly $13,000 of interest accrued that was recorded in fiscal 2002 on the back wages due since July 2000 to John Hupp, the Company's former president. The remaining interest income in all the periods is due to interest charged on employee loans resulting from the exercise of stock options in February 2001. Interest income is higher in 2002 since there were nine months of interest income recorded on the loans compared to only eight in 2001.

     As noted above, DTR received a total of $925,000 in payments toward the sale of its 30% ownership interest in FMI.

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

     In accordance with the equity method of accounting, DTR recorded a loss of $12,180 and $12,139 for its proportionate share (40%) of the equity in net loss of Savory Snacks LLC for the nine months ended September 30, 2002 and 2001, respectively.

     DTR recognized a gain of $11,890 and $2,283 during the nine months ended September 30, 2002 and 2001, respectively. This gain results from the recognition of deferred gain on the prior sales of assets to FoodMaster Corporation. The remaining balance of the deferred gain on these assets was recognized in March 2002 upon the sale of DTR's ownership interest. Therefore, the gain is higher in 2002, but will not be recognized in any period after March 2002.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     DTR used cash of $222,179 and $125,822 during the nine months ended September 30, 2002 and 2001, respectively. In 2002, this use was primarily the result of paying for ongoing operating expenditures and reducing the prior year accrued liabilities such as accrued wages. In 2001, this use was the result of paying for ongoing operating expenditures.

     As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000, of which $906,714 has been received through September 30, 2002. These funds will be used to cover future operating expenditures.


INVESTING ACTIVITIES

     DTR received $925,000 from the sale of its membership interest in FMI and $85,000 from the sale of its stock interest in Phygen during 2002 and 2001, respectively.


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


LIQUIDITY

     As of January 2001, the Company no longer is actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month to month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain non-salaried vice president and director for the Company. The Company's chief financial officer was then elected as president and chief executive officer and will continue to work on a part time basis as an independent contractor in both positions. During 2001, the Company deferred payment on salaries and legal expenses that were due based on their cash position. During the nine months ended September 30, 2002, the Company paid approximately $129,000 in back wages, legal and other prior year accrued liabilities from the proceeds detailed below.

     On November 17, 2001, the Company agreed to borrow money from its president and chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. In November 2001, the Board of Directors also agreed to issue 10,000 stock options exercisable at the then current market price of $.90 per share for her services. By December 2001, the Company received $10,000 from the president and chief financial officer. Approximately, $6,000 was applied for an early payoff of the principal and interest accrued on a note receivable for the exercise of stock options and $4,000 was then treated as a loan from the officer. In January 2002, the Company received an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

     As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. DTR received $500,000 in cash upon closing and then recorded a $1,000,000 note receivable from FMI. Due to the uncertainties regarding the timing and realization of these proceeds, DTR will record its gain on the remaining $1,000,000 of sale proceeds plus interest as the cash is received. In July 2002, DTR received $425,000 as a payment toward the first promissory note and accrued interest, which was recognized as a gain on the sale of FMI in the third quarter of fiscal 2002.

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

     With the receipt of nearly $950,000 in cash through September 2002, respectively, the Company has paid or will pay the majority of its current liabilities. The remaining cash proceeds will be used to fund the ongoing operations of DTR. DTR's operations currently require approximately $10,000 cash per month to maintain its corporate existence and SEC filing requirements. Therefore, absent of any additional proceeds from these notes, DTR's management and board believe that their is sufficient cash to fund operations through 2007. Once the strategic direction of DTR has been determined by the board of directors, DTR will be dependent on cash flows from operating activities, additional debt or equity financing, or realization of notes receivable proceeds to continue operating beyond 2007. There is no assurance that additional debt or equity financing will be available or on favorable terms, or that DTR will realize the proceeds from the various notes receivable.


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


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of September 30, 2002, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company does not have any other significant contractual obligations or commitments.



ITEM 4. CONTROLS AND PROCEDURES

Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's President, Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II.          OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  The following new Exhibits are filed as part of this Form 10-QSB:

                  (a) List of Exhibits

                  99.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer

                  (b) Reports on Form 8-K

                           There was one report on Form 8-K filed by Developed Technology Resource, Inc. dated June 27, 2002 under
                           Item 4 announcing the change in the Company's certifying accountant. There were no other reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                   DEVELOPED TECHNOLOGY RESOURCE, INC.



Date:    November 12, 2002     By /s/ LeAnn C. Hitchcock
                                  ----------------------------------------------
                                  Name:   LeAnn C. Hitchcock
                                  Title:  President, Chief Executive Officer
                                          & Chief Financial Officer
                                          (Principal Financial & Accounting
                                          Officer)

I, LeAnn C. Hitchcock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Developed Technology Resource, Inc.("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                 /s/ LeAnn C. Hitchcock
                 ---------------------------------
                 LeAnn C. Hitchcock
                 President, Chief Executive Officer & Chief Financial Officer November 12, 2002