Form 10KSB
period 2002-12-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2003-03-26
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year:  $0

As of March 20, 2003, 1,221,890 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing price of the Common Stock of $1.75 as reported by the OTC Bulletin Board on March 20, 2003 was $1,282,208.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

     Statements other than historical information included in this Form 10-KSB, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, should be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such assumptions, risks and uncertainties include 1) whether the proposed merger with GelStat discussed under Item 1 will occur, and if it occurs, whether such merger will be of any value to the Company; 2) estimate of future operating expenses; and 3) the collectibility of the notes receivable due from FMI, Phygen, GelStat and shareholders. DTR wishes to caution the reader not to place undue reliance on any such forward-looking statements.

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

At the end of 2000, the Company owned the following business interests:

o A 10% ownership interest in Phygen, Inc., a privately held Minnesota corporation, which owns and markets a process for hard coating tools and other metal products.

o A royalty interest from Artann Corporation, a privately held Delaware corporation. The royalty was based upon the gross revenues which would potentially be received by that corporation from the manufacture, sale or licensing of products or technology covered by medically related patents owned by Artann Corporation. The technology patents related to the measurement of the hardness and elasticity of human soft tissue, which could be used as a diagnostic tool.

o A 30% interest in FoodMaster International, LLC ("FMI"), a Delaware limited liability company which owns and operates, through subsidiaries, several dairy and dairy product processing facilities in the countries of Kazakhstan, Moldova and Ukraine. The Company acquired this interest in 1997, and through its personnel, managed these fSU enterprises until November 1999.

o A 40% interest in Savory Snacks, LLC, a Wisconsin limited liability company, which through a wholly owned subsidiary, owns and operates a potato chip factory in Talgar, Kazakhstan. This interest was acquired in April 2000, when the Company converted a $123,305 receivable into that 40% interest.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004 and is secured by 70,664 shares in Phygen. In December

2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005.

     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. Pursuant to a third-party appraisal this right to future royalty interest was determined to have a fair market value of approximately $107,000. On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date (1,221,890 shares). The payment date for the dividend was May 15, 2001. Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there was no financial statement impact from the creation and spin-off of this new subsidiary, DTR-Med Pharma Corp.

     In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. By December 31, 2002, DTR received total proceeds of $1,024,188, which included $24,188 of interest. The Company recognized $1.5 million as a gain on the sale of FMI and $57,174 in interest income on the notes during 2002. As of December 31, 2002, DTR had one remaining note receivable from FMI with a principal balance of $500,000, plus accrued interest of $32,986. By March 25, 2003, DTR had already received payments totaling $85,000 related to this note.

     In December 2002, Savory Snacks redeemed DTR's 40% ownership interest for a purchase price of $1.

ONGOING BUSINESS STRATEGY

     As of January 1, 2001, the Company was no longer actively engaged in operating business activities. Therefore, the Company did not generate revenues during 2002 and 2001. As of December 31, 2002, the remaining material assets of DTR are its cash, its $500,000 note receivable from the sale of its 30% ownership in FMI, its $300,000 note receivable from GelStat Corporation, its $25,000 note receivable from the sale of its Phygen ownership, and notes from shareholders, which are classified as a reduction of shareholders' equity, with aggregate remaining principal balances of $363,207.

     In November 2002, the Company and its newly formed 100% subsidiary, NP Acquisition Corp.("NP Acquisition"), a Minnesota Corporation, entered into an Option Agreement with GelStat Corporation ("GelStat"), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gives the Company the option to enter into an agreement providing for the merger of GelStat into NP Acquisition.

     Under the Option Agreement, and prior to December 31, 2002, the Company loaned GelStat $300,000, which is due December 31, 2003. In addition, the Company loaned GelStat an additional $50,000 on March 14, 2003, which is also due December 31, 2003.

     Although the option under the Option Agreement may have expired and may no longer be valid, the parties to the Option Agreement are continuing to negotiate the definitive terms of a merger agreement. It is proposed that, should a merger between GelStat and NP Acquisition occur, the GelStat shareholders would, by virtue of the merger, own 60% of the Company's outstanding common stock and the current shareholders of the Company would own the remaining 40%. The business, liabilities and assets of GelStat would be assumed by NP Acquisition. As part of the merger transaction, a new Board of Directors would be selected by the GelStat shareholders except for Peter L. Hauser, who would remain on the Company's Board of Directors.

     GelStat was organized in June 2002 for the purpose of producing, marketing and selling over the counter health remedies, including migraine and sleep products. GelStat has not yet begun the commercial production or marketing of its proposed product, and is in an early development stage. There is no assurance that after completion of the merger that GelStat's products will be successfully developed and marketed.

EMPLOYEES

     Since January 1, 2001, DTR had no employees. The Company's president and chief financial officer works part time for the Company on an hourly basis as an independent contractor.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Edina, Minnesota. In order to reduce costs, the Company moved its remaining assets to an office space at 5223 Industrial Blvd, Edina, Minnesota that it rents on a month-to-month basis for $100 per month.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings pending or threatened against the Company as of December 31, 2002 or as of the date of filing this Form 10-KSB.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.01 par value common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol of DEVT.OB. The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2002 and 2001.

                                             Closing Price
          CALENDAR 2002                  Low             High
          -------------                  ---             ----
          First Quarter               $   0.50         $  1.30
          Second Quarter                  1.10            0.30
          Third Quarter                   0.30            0.65
          Fourth Quarter                  0.65            1.30

          CALENDAR 2001
          -------------
          First Quarter               $   1.75         $  3.44
          Second Quarter                  2.05            3.25
          Third Quarter                   1.01            2.50
          Fourth Quarter                  0.55            1.10

     As of March 25, 2003, the Company had 50 shareholders of record of its Common Stock. The Company estimates there are approximately 435 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (800) 468-9716 or (651) 450-4058.

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

     Aside from the sale by redemption of its ownership interest in FMI and Savory Snacks as discussed under Item 1, the Company did not issue or sell any securities during 2002. Both redemptions were sales exempt from registration under Section 4(1) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. Pursuant to a third-party appraisal this right to future royalty interest was determined to have a fair market value of approximately $107,000. On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date. The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date (1,221,890 shares). The payment date for the dividend was May 15, 2001. Additionally, DTR and DTR-Med Pharma Corp. entered into a Stock Exchange Agreement with the shareholders of Pro-Pharmaceuticals, Inc., based in Newton, Massachusetts, whereby DTR-Med Pharma Corp. issued 12,354,670 shares of its common stock in exchange for all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. The closing of the transaction with the shareholders of Pro-Pharmaceuticals, Inc. occurred on May 15, 2001. Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there is no financial statement impact from the creation and spin-off of this new subsidiary, DTR-Med Pharma Corp.

     On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. By December 31, 2002, DTR received total proceeds of $1,024,188, which included $24,188 of interest. The Company recognized $1.5 million as a gain on the sale of FMI and $57,174 in interest income on the notes during 2002. As of December 31, 2002, DTR has one remaining note receivable from FMI with a principal balance of $500,000, plus accrued interest of $32,986. By March 25, 2003, DTR had already received payments totaling $85,000 related to this note.

     In November 2002, the Company and its newly formed 100% subsidiary, NP Acquisition Corp.("NP Acquisition"), a Minnesota Corporation, entered into an Option Agreement with GelStat Corporation ("GelStat"), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gives the Company the option to enter into an agreement providing for the merger of GelStat into NP Acquisition.

     Under the Option Agreement, and prior to December 31, 2002, the Company loaned GelStat $300,000, which is due December 31, 2003. In addition, the Company loaned GelStat an additional $50,000 on March 14, 2003, which is also due December 31, 2003.

     Although the option under the Option Agreement may have expired and may no longer be valid, the parties to the Option Agreement are continuing to negotiate the definitive terms of a merger agreement. It is proposed that, should a merger between GelStat and NP Acquisition occur, the GelStat shareholders would, by virtue of the merger, own 60% of the Company's outstanding common stock and the current shareholders of the Company would own the remaining 40%. The business, liabilities and assets of GelStat would be assumed by NP Acquisition. As part of the merger transaction, a new Board of Directors would be selected by the GelStat shareholders except for Peter L. Hauser, who would remain on the Company's Board of Directors.

     GelStat was organized in June 2002 for the purpose of producing, marketing and selling over the counter health remedies, including migraine and sleep products. GelStat has not yet begun the commercial production or marketing of its proposed product, and is in an early development stage. There is no assurance that after completion of the merger that GelStat's products will be successfully developed and marketed.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

     The Company generated no revenues from operations during the years ended December 31, 2002 and 2001.

General and administrative

     To support the Company's need to reduce costs, the Company's president resigned in January 2001, but remained a non-salaried vice president and a director of the Company. The Company's chief financial officer was then elected as president and chief executive officer and continues to work on a part time basis as an independent contractor in both positions.

     General and administrative expenses for the years ended December 31, 2002 and 2001 were $144,427 and $271,397, respectively. During the year ended December 31, 2001, the Company recognized $116,338 of compensation and employment tax expense related to the severance package for its former president, $28,034 of past and future contingent rent expense, $1,079 of loss on assets related to the abandonment of its former leasehold premises, and $15,000 of legal expenses related to the formation and spin-off of DTR's subsidiary, DTR-Med Pharma Corp. The remaining $110,946 of 2001 expenses relate to normal operating costs. The 2002 expenses increased $33,481 above the normal operating costs in 2001 primarily as a result of increased legal and accounting fees related to the sale of investments and research into future business opportunities during 2002.

     DTR expects its operating expenses to be between $100,000 and $150,000 for 2003 assuming no significant changes in the Company's operations and the proposed merger with GelStat does not take place. These expenses relate primarily to insurance and professional fees required for Company operations.

Non-cash stock compensation expense (benefit)

     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced or has a loan related to its exercise, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to notes receivable ($363,207 at December 31, 2002) from former employees are treated as variable due to the nature of the notes being non-recourse notes. Accordingly, any difference between the average exercise price of the options ($1.22) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. However, income is not recorded in excess of previously recognized compensation expense. During the years ended December 31, 2002 and 2001, DTR recognized $3,182 and ($78,216), respectively, of non-
cash stock compensation expense (benefit) related to the issuance of notes receivable on exercised employee stock options. During 2001, DTR recorded a non-cash benefit due to the lower market value of its common stock underlying the notes receivable at December 31, 2001 compared to the value at December 31, 2000. During 2002, DTR recorded a non-cash expense of $3,182 due to a higher market value of its common stock at December 31, 2002 compared to December 31, 2001. Additionally in 2002, the Company recognized $9,100 in non-cash compensation expense related to the fair value of options and warrants it issued.

     Due to the volatility of the market price of the Company's common stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase in the Company's common stock price above the average exercise price results in an expense of approximately $2,900 until the notes receivable are repaid.

Other income and expense

     The Company recorded net interest income of $61,543 and $11,829 for the years ended December 31, 2002 and 2001, respectively. The large increase is due to interest recorded on its notes receivable from the sale of its 30% ownership interest in FMI in March 2002.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. In December 2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005. DTR's investment value in Phygen, Inc. had been written down to zero prior to 1994, and due to collectibility uncertainties, the Company had adopted a cash basis of accounting. Therefore, any proceeds received will be treated as a gain as the cash proceeds are received. DTR recorded a gain related to the sale of $75,000 and $85,000 in 2002 and 2001, respectively.

     During 2002, the Company recognized $1.5 million as a gain on the sale of its 30% ownership interest in FMI and $57,174 in interest income related to the promissory notes received upon the sale.

     Prior to the sale of its 40% ownership interest in Savory Snacks LLC, DTR recorded its proportionate share of the net income or loss of Savory Snacks LLC in the statement of operations as equity in loss of Savory Snacks under the equity method of accounting. In accordance with the equity method of accounting, DTR recorded a loss of $12,180 and $25,514 for its proportionate share for the years ended December 31, 2002 and 2001, respectively. In 2002, DTR recorded $17,039 for its loss on the sale of its 40% ownership interest in Savory Snacks LLC for $1.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     DTR used cash for operating activities of $343,585 and $148,725 during the years ended December 31, 2002 and 2001, respectively. This increase of $194,862 in cash used was mainly due to the payment of accrued wages during 2002.

Investing Activities

     During 2002, DTR received proceeds of $1,000,000 from the sale of its 30% ownership interest in FMI. DTR then loaned $300,000 to Gelstat Corporation in accordance with an Option Agreement that was signed in November 2002, as discussed further in Item 1.

     DTR received $75,000 and $85,000 in 2002 and 2001, respectively from the proceeds on the sale of Phygen stock in 2001. During 2001, DTR sold and disposed of various pieces of equipment for $1,445.

Financing Activities

     In February 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a non-recourse promissory note for $82,500. During 2002, the Company received $30,043 in principal payments on this note. By February 28, 2003, this note was paid in full.

     During 2001, two members of the Company's Board of Directors exercised options for the purchase of a total of 30,000 shares of DTR's Common Stock which provided the Company with $41,875 cash. Additionally, the Company received $18,750 from the exercise of an option for the purchase of 30,000 shares of Common Stock by its chief financial officer.

Liquidity

     As of January 2001, the Company was no longer actively engaged in operating business activities. In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. In addition, the Board and the Company's president agreed in January 2001 that he would resign as president, but remain a non-salaried vice president and director for the Company. The Company's chief financial officer was then elected as president and chief executive officer and will continue to work on a part time basis as an independent contractor in both positions. Due to their low cash position in 2001, the Company deferred payment on salaries and legal expenses that were due. During 2002, the Company paid approximately $205,000 in back wages, legal and other prior year accrued liabilities from the proceeds received on the sale of its investment in FMI as detailed below.

     As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. By December 31, 2002, DTR received total proceeds of $1,024,188, which included $24,188 of interest. The Company recognized $1.5 million as a gain on the sale of FMI and $57,174 in interest income on the notes during 2002.

     On February 1, 2000, an employee exercised his right under an option to purchase 125,000 shares of the Company's Common Stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. DTR received approximately $41,025 in cash from principal and interest payments on this note during 2002, and payment in full by February 2003. In January 2001, the Company's former president exercised an option for the purchase of 247,500 shares of Common Stock, and gave the Company a non-recourse note for $310,750. This note bears interest at the rate of 5% per annum, and is due in four equal annual installments beginning December 31, 2003. Notes receivable from shareholders of $363,207 at December 31, 2002 are recorded as a reduction in shareholders' equity.

     With the receipt of proceeds from investing and financing activities during 2002, the Company has paid the majority of its current liabilities. The remaining cash proceeds will be used to fund the Company's ongoing expenses of approximately $10,000 per month through 2003 to maintain its corporate existence and SEC filing requirements. The Company cannot predict its cash needs if the proposed merger with GelStat, as discussed above, is consummated.

Critical Accounting Policies

     During 2001, DTR sold its interests Phygen, Inc. Due to uncertainties related to the collectibility and realization of the proceeds from this transaction, DTR will recognize the remaining $25,000 gain from this sale on a cash basis of accounting. Additionally, the Company will not recognize interest income on the Phygen note until the cash is received. As of December 31, 2002, DTR had a $500,000 note receivable plus $32,986 in accrued interest receivable from FMI related to the sale of its 30% ownership interest in FMI as discussed above.

Contractual Obligations and Commitments

     In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of December 31, 2002, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company does not have any other significant contractual obligations or commitments.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS - DEVELOPED TECHNOLOGY RESOURCE, INC.

               Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota:

We have audited the accompanying consolidated balance sheet of Developed Technology Resource, Inc. and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Developed Technology Resource, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Gallogly, Fernandez & Riley, LLP

Orlando, Florida
March 20,2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
DEVELOPED TECHNOLOGY RESOURCE, INC.
Edina, Minnesota:

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Developed Technology Resource, Inc. and subsidiaries (the Company) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Developed Technology Resource, Inc. and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ KPMG LLP

Minneapolis, Minnesota
March 27, 2002

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                     $    462,658
     Other receivables                                                   54,551
     Notes receivable                                                   800,000
     Prepaid and other current assets                                    19,650
                                                                   ------------

         Total current assets                                         1,336,859

Furniture and Equipment, net                                                367
Long-lived Assets Held for Disposal                                         939
Note Receivable from Sale of Phygen Investment                           25,000
                                                                   ------------

                                                                   $  1,363,165
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                              $      1,866
     Accrued compensation                                                 1,125
     Accrued lease commitments                                           24,671
     Accrued liabilities                                                 17,748
                                                                   ------------
              Total current liabilities                                  45,410

Non-current Deferred Gain                                                25,000
                                                                   ------------
         Total liabilities                                               70,410
                                                                   ------------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
     Undesignated stock, $.01 par value, 1,666,667
         shares authorized, no shares issued or
         outstanding                                                         --
     Common stock, $.01 par value, 3,333,334
         shares authorized, 1,221,890 shares issued
         and outstanding                                                 12,219
     Additional paid-in capital                                       6,790,776
     Notes receivable                                                  (363,207)
     Accumulated deficit                                             (5,147,033)
                                                                   ------------
         Total shareholders' equity                                   1,292,755
                                                                   ------------

                                                                   $  1,363,165
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

Cost and Expenses:
     General and administrative                          144,427        271,397
     Non-cash stock compensation expense (benefit)        12,282        (78,216)
                                                    ------------   ------------
                                                         156,709        193,181
                                                    ------------   ------------

Other Income (Expense):
     Interest income, net                                 61,543         11,829
     Gain on sale of equipment to FMI                     11,890          3,052
     Gain on sale of FMI                               1,500,000             --
     Gain on sale of Phygen stock                         75,000         85,000
     Gain on sale of aviation securities                      --          1,751
     Loss on sale of Savory Snacks                       (17,039)            --
     Equity in loss of Savory Snacks                     (12,180)       (25,514)
                                                    ------------   ------------
                                                       1,619,214         76,118
                                                    ------------   ------------

Net Income (Loss)                                   $  1,462,505   $   (117,063)
                                                    ============   ============

Net Income (Loss) per Common Share:
     Basic                                          $       1.20   $      (0.10)
                                                    ============   ============

     Diluted                                        $       1.19   $      (0.10)
                                                    ============   ============

Weighted Average Shares Outstanding:
      Basic                                            1,221,890      1,188,851
                                                    ============   ============

      Diluted                                          1,225,183      1,188,851
                                                    ============   ============

        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                          Common Stock                Additional
                                  -----------------------------        Paid-in           Notes         Accumulated
                                     Shares           Amount           Capital        Receivable         Deficit           Total
                                  ------------     ------------     ------------     ------------     ------------     ------------
December 31, 2000                      930,820            9,308        6,508,290          (82,500)      (6,492,475)         (57,377)

     Exercise of stock options         307,500            3,075          368,300         (310,750)              --           60,625

     Foreclosure of shares             (16,430)            (164)         (19,880)              --               --          (20,044)

     Stock-based compensation
         benefit                            --               --          (78,216)              --               --          (78,216)

     Net loss                               --               --               --               --         (117,063)        (117,063)
                                  ------------     ------------     ------------     ------------     ------------     ------------

December 31, 2001                    1,221,890           12,219        6,778,494         (393,250)      (6,609,538)        (212,075)

     Payment on notes                       --               --               --           30,043               --           30,043

     Stock-based compensation
         expense                            --               --           12,282               --               --           12,282

     Net income                             --               --               --               --        1,462,505        1,462,505
                                  ------------     ------------     ------------     ------------     ------------     ------------

December 31, 2002                    1,221,890     $     12,219     $  6,790,776     $   (363,207)    $ (5,147,033)    $  1,292,755
                                  ============     ============     ============     ============     ============     ============

        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                               2002             2001
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                     $  1,462,505     $   (117,063)
     Adjustments to reconcile net income (loss) to cash
          used by operating activities:
          Depreciation                                            3,644            6,367
          Stock-based compensation expense (benefit)             12,282          (78,216)
          Gain on sale of FMI                                (1,500,000)              --
          Gain on sale of Phygen stock                          (75,000)         (85,000)
          Gain on stock redemption                                   --           (1,751)
          Gain on sale of equipment to FMI                      (11,890)          (3,052)
          Loss on sale of furniture and equipment                    --            4,394
          Loss on sale of Savory Snacks                          17,039
          Equity in loss of Savory Snacks                        12,180           25,514
     Changes in operating assets and liabilities:
          Receivables                                           (26,744)         (17,292)
          Receivable from Savory Snacks                              --              187
          Prepaid and other current assets                      (12,550)             777
          Accounts payable and accrued liabilities             (225,051)         116,410
                                                           ------------     ------------
          Net cash used by operating activities                (343,585)        (148,725)
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Invested in note receivable                               (300,000)              --
     Proceeds from sale of FMI                                1,000,000               --
     Proceeds from sale of Phygen stock                          75,000           85,000
     Proceeds from sale of furniture and equipment                   --            1,445
                                                           ------------     ------------
          Net cash provided by investing activities             775,000           86,445
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder notes receivable                  30,043               --
     Proceeds from exercise of stock options                         --           60,625
                                                           ------------     ------------
          Net cash provided by financing activities              30,043           60,625
                                                           ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                461,458           (1,655)

CASH AND CASH EQUIVALENTS, Beginning of year                      1,200            2,855
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS, End of year                     $    462,658     $      1,200
                                                           ============     ============

        See accompanying notes to the consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business and Proposed Merger
     ----------------------------
     As of January 1, 2001, the Developed Technology Resource, Inc. ("the Company" or "DTR") is no longer actively engaged in operating business activities. As of December 31, 2002, the remaining material assets of DTR are its cash, its $500,000 note receivable, plus accrued interest of $32,986 from the sale of its 30% ownership in FoodMaster International L.L.C. ("FMI"), its $25,000 note receivable from the sale of its 10% stock interest in Phygen, Inc. ("Phygen"), and notes from shareholders with aggregate remaining principal balances of $363,207, which are classified as a reduction of shareholders' equity. Gains from the sale of the Company's interest in Phygen are fully deferred until collected.

     The consolidated financial statements include the accounts of DTR and its wholly owned subsidiary, NP Acquisition Corp., a Minnesota Corporation created in November 2002.

     In November 2002, the Company and its subsidiary, NP Acquisition Corp.("NP Acquisition") entered into an Option Agreement with GelStat Corporation ("GelStat"), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gives the Company the option to enter into an agreement providing for the merger of GelStat into NP Acquisition.

     Under the Option Agreement, and prior to December 31, 2002, the Company loaned GelStat $300,000, which is due December 31, 2003. In addition, the Company loaned GelStat an additional $50,000 on March 14, 2003, which is also due December 31, 2003.

     Although the option under the Option Agreement may have expired and may no longer be valid, the parties to the Option Agreement are continuing to negotiate the definitive terms of a merger agreement. It is proposed that, should a merger between GelStat and NP Acquisition occur, the GelStat shareholders would, by virtue of the merger, own 60% of the Company's outstanding common stock and the current shareholders of the Company would own the remaining 40%. The business, liabilities and assets of GelStat would be assumed by NP Acquisition. As part of the merger transaction, a new Board of Directors would be selected by the GelStat shareholders except for Peter L. Hauser, who would remain on the Company's Board of Directors.

     GelStat was organized in June 2002 for the purpose of producing, marketing and selling over the counter health remedies, including migraine and sleep products. GelStat has not yet begun the commercial production or marketing of its proposed product, and is in an early development stage. There is no assurance that after completion of the merger that GelStat's products will be successfully developed and marketed.

     Basis of Presentation
     ---------------------
     In 2001 and a portion of 2002, DTR owned 30% of FMI and 40% of Savory Snacks. The Company records its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

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

     Stock Based Compensation
     ------------------------
     The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". See Note 8 for additional disclosures on the Company's stock-based employee compensation plans.

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro- forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. The following assumptions were used for options issued during the periods:

                                         Year Ended December 31,
                                           2002           2001
                                           ----           ----
     Dividend Yield                        None           None
     Volatility                            271%           122%
     Risk Free Interest Rate               4.25%          5.5%
     Expected Lives in Months              12             12

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                                     Year Ended December 31,
                                                                      2002             2001
                                                                  ------------     ------------
     Net income (loss) as reported                                $  1,462,505     $   (117,063)
     Add: Stock-based employee compensation expense
       included in reported net income                                   9,100               --
     Deduct: Stock-based employee compensation expense
       determined under fair value based method for all awards         (26,800)          (4,200)
                                                                  ------------     ------------
     Pro forma net income (loss)                                  $  1,444,805     $   (121,263)
                                                                  ============     ============

     Earnings (loss) per share:
          Basic - as reported                                     $       1.20     $      (0.10)
                                                                  ============     ============
          Basic - pro forma                                       $       1.18     $      (0.10)
                                                                  ============     ============
          Diluted - as reported                                   $       1.19     $      (0.10)
                                                                  ============     ============
          Diluted - pro forma                                     $       1.18     $      (0.10)
                                                                  ============     ============

     Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the valuation of its notes receivable from the sale of its ownership in FMI in 2002 and Phygen in 2001. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 during its fourth quarter ended December 31, 2002 and it did not have a material impact on the Company's financial statements.

     Reclassifications
     -----------------
     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 basis of presentation.


2.   INVESTMENT IN FOODMASTER INTERNATIONAL L.L.C. (FMI)
     ---------------------------------------------------
     In March 2002, FMI redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due on September 30, 2002, and bore interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bore interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. By December 31, 2002, DTR received total proceeds of $1,024,188, which included $24,188 of interest. The Company recognized $1.5 million as a gain on the sale of FMI and $57,174 in interest income on the notes during 2002. As of December 31, 2002, DTR has one remaining note receivable from FMI with a principal balance of $500,000, plus accrued interest of $32,986.

     Before the sale in March, FMI incurred approximately $250,000 in losses from January to February 2002. However, the Company did not recognize its pro-rata share of FMI's losses for these two months and $875,447 of losses accrued prior to December 31, 2001, since the Company's net investment in FMI was already reduced to zero.


3.   INVESTMENT IN SAVORY SNACKS L.L.C.
     ----------------------------------
     In April 2000, DTR agreed to convert $123,305 of its receivable from Savory Snacks LLC ("Savory Snacks") to a 40% ownership interest in Savory Snacks. This Wisconsin-based company has a 100% ownership interest in a snack food production company in Talgar, Kazakhstan. DTR also converted its remaining $200,000 receivable to a convertible note receivable bearing interest at 12% per annum. Due to a lack of working capital in the subsidiary, there was no guarantee when and if the party would be able to repay the note. Therefore, the Company fully reserved this $200,000 receivable in December 2000.

     In December 2002, Savory Snacks redeemed DTR's 40% ownership interest for a purchase price of $1. Upon the sale, DTR wrote off the $200,000 reserve and the remaining $17,039 value of its investment was recorded as a loss.

     Prior to the sale, DTR recorded its proportionate share of the loss of Savory Snacks in the statements of operations as equity in loss of Savory Snacks under the equity method of accounting. The Company's pro-rata share of Savory Snacks losses for 2002 and 2001 was $12,180 and $25,514, respectively.

4.   NOTES RECEIVABLE
     ----------------
     As further discussed in Note 2, in March 2002, FMI redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes for $500,000 each to DTR. As of December 31, 2002, DTR holds one remaining promissory note for $500,000, which is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002, and at 18% per annum thereafter. Subsequent to December 31, 2002, DTR had already received payments totaling $85,000 related to this note.

     In accordance with an Option Agreement that was signed in November 2002 as further discussed in Note 1, DTR loaned $300,000 under a promissory note bearing interest at 8% per annum and due on December 31, 2003 to GelStat Corporation. On March 14, 2003, DTR loaned an additional $50,000 under a promissory note bearing interest at 8% per annum and due on December 31, 2003. If GelStat and NP Acquisition Corp. are merged as discussed under
     Note 1, these loans would be eliminated in consolidation.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. This note bears interest at 6% per annum and is due on January 10, 2004. This note is secured by 70,664 shares in Phygen. DTR's investment value in Phygen, Inc. had been written down to zero prior to 1994. Therefore, any proceeds received will be treated as a gain as the cash proceeds are received. In December 2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005. DTR recorded a gain related to the sale of $75,000 and $85,000 in 2002 and 2001, respectively. Due to collectibility concerns, DTR has deferred the remaining $25,000 gain and recognition of interest income until the receipt of future cash.


5.   FURNITURE AND EQUIPMENT
     -----------------------
     Furniture and equipment are summarized as follows:

                                        Estimated
                                       Useful Life
                                       -----------
     Software                           3-5 years         $    3,533
     Furniture & equipment              3-5 years              2,444
                                                          ----------
                                                               5,977
     Less accumulated depreciation                             5,610
                                                          ----------
     Furniture and equipment, net                         $      367
                                                          ==========

6.   LONG-LIVED ASSETS HELD FOR DISPOSAL
     -----------------------------------
     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has reclassified assets that are no longer being used to long-lived assets held for disposal. The assets had an original cost $12,075 and a net book value at December 31, 2002 of $939. The Company believes that this is a reasonable value of the current fair market value for these assets.

7.   COMMITMENTS & CONTINGENCIES
     ---------------------------
     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At December 31, 2001, the Company had accrued all unpaid and future amounts due under the old lease in the amount of $28,034. In January 2002, the Company offset its security deposit of $3,363 against the obligation leaving a balance of $24,671 accrued at December 31, 2002.

     Rent expense was $1,200 and $29,134 for the years ended December 31, 2002 and 2001, respectively.

8.   CAPITAL STOCK
     -------------
     Under the Company's 1992 Stock Option Plan, as amended (the Plan), the Board of Directors may grant qualified or nonqualified options for up to 600,000 shares of common stock to employees and non-employees. Options granted to employees generally vest over a five-year period. Certain options granted to employees contain provisions whereby vesting is accelerated in the event the employee is terminated without cause as defined in the option agreements. Options granted to non-employees vest equally over one year after the date of grant and are exercisable for ten years from the date of grant.

     On November 6, 1997, the Board of Directors adopted the 1997 Outside Directors Stock Option Plan, superseding the 1993 Outside Directors Stock Option Plan. Under the terms of this plan, the Company reserved 100,000 shares of common stock for issuance to outside directors as compensation for their services as board members. Options for the purchase of shares are issued to the directors each year upon their election at the annual shareholders meeting and vest quarterly throughout the year. The number of options granted each year is determined by the Board of Directors and the option price will be set at the average between the bid and ask prices of the Company's Common Stock on the date of issuance.

     The following table summarizes the information about the Company's warrant and stock option activity for the years ended December 31, 2002 and 2001:

                                 1992 Stock Option Plan    Outside                  Weighted-
                                 ----------------------   Directors                  Average
                                              Employee   Stock Option               Exercise
                                  Warrants    Options        Plan        Total     Price/Share
                                  --------    --------     --------     --------     --------
Balance, December 31, 2000              --     277,500       45,000      322,500     $   1.27

Exercised                               --    (277,500)     (30,000)    (307,500)    $   1.21

Granted                                 --      10,000           --       10,000     $   0.90
                                  --------    --------     --------     --------     --------

Balance, December 31, 2001              --      10,000       15,000       25,000     $   1.86

Expired                                 --     (10,000)          --      (10,000)    $   0.90

Granted                             10,000          --       30,000       40,000     $   0.70
                                  --------    --------     --------     --------     --------

Balance, December 31, 2002          10,000          --       45,000       55,000     $   1.19
                                  ========    ========     ========     ========     ========

Exercisable, December 31, 2002      10,000          --       45,000       55,000     $   1.19
                                  ========    ========     ========     ========     ========

     The following table summarizes information about the Company's stock plans at December 31, 2002:

                             Options Outstanding                    Options Exercisable
                  ----------------------------------------     ----------------------------
                                  Weighted-      Weighted-                        Weighted-
                     Number        Average        Average         Number           Average
   Range of       Outstanding     Remaining      Exercise      Exercisable        Exercise
Exercise Price    at 12/31/02    Life (years)      Price       at 12/31/02          Price
-------------     -----------    ------------    ---------     -----------        ---------
$0.70                40,000          4.82          $0.70           40,000           $0.70
$1.50                 5,000          1.88          $1.50            5,000           $1.50
$3.00                10,000          0.28          $3.00           10,000           $3.00
                   --------                                      --------
                     55,000                                        55,000
                   ========                                      ========

     On February 1, 2000, an employee exercised his right to purchase 125,000 shares of the Company's Common Stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal annual installments beginning February 2001. This note is secured by 90,000 shares exercised by the former employee. By February 2003, this note was paid in full.

     On January 13, 2000, the Board of Directors agreed to amend the employment agreement of the Company's President. The Board voted to reduce his current number of stock options from 250,000 to 207,500, to grant him 40,000 new stock options, and to offer him the option of a loan bearing interest at 5% per annum to purchase these options in the event that he is terminated without cause. On February 2, 2001, the Company's former president exercised his right to purchase 247,500 shares of the Company's Common Stock, and gave the Company a non-recourse promissory note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003, and is secured by all the shares exercised.

     In accordance with FIN 44, the underlying options related to the notes receivable from former employees ($363,207 at December 31, 2002) are treated as variable due to the nature of the notes being non-recourse notes. Accordingly, any difference between the average exercise price of the options ($1.22) and the market price of the Company's Common Stock is recorded as compensation income or expense at each reporting period. However, income is not recorded in excess of previously recognized compensation expense. During the years ended December 31, 2002 and 2001, DTR recognized $3,182 and ($78,216), respectively, of non-cash stock compensation expense (benefit) related to the issuance of notes receivable on exercised employee stock options. Due to the volatility of the market price of the Company's Common Stock, it is incapable of predicting whether this expense will increase or decrease in the future. A $0.01 increase in the Company's Common Stock price above the average exercise price results in an expense of approximately $2,900 until the notes are repaid.

     On December 18, 2000, the Board of Directors agreed to amend the employment agreement of the Company's chief financial officer. The Board canceled her existing 15,000 options which were exercisable at an average price of $1.83 per share and granted her 30,000 new stock options at the market price of $.625 per share with the option of a non-recourse loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001. On April 6, 2001, the Company's chief financial officer and current president exercised her right to purchase these

     30,000 shares of the Company's Common Stock, and gave the Company a non-recourse promissory note for $18,750. The note was immediately offset by $13,000 in back wages that was owed from 2000, leaving a balance of $5,750. The remaining balance was paid in full by December 31, 2001.

     In April 2001, two members of the Company's Board of Directors exercised options to purchase a total of 30,000 shares of DTR's Common Stock, which provided the Company with $41,875 cash.

     On November 17, 2001, the Company agreed to borrow money from its president and chief financial officer to have funds available for working capital. The funds received were unsecured and bore interest at 12%. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received. In November 2001, the Board of Directors also agreed to issue the president and chief financial officer 10,000 stock options exercisable at the then current market price of $.90 per share. A $4,200 non-cash compensation expense was recorded in January 2002, in relation to this stock option. However, these options expired in 2002. In November 2002, the Board of Directors issued the president and chief financial officer 10,000 warrants for her services in 2001 and 2002. The Company recognized $4,900 in non-cash compensation expense related to the fair value of these warrants.

     In October 2002, the Board issued options to purchase 10,000 shares of DTR's Common Stock to each director at the market price of $0.70 per share for their services in 2001 and 2002.

     A former employee had pledged 16,430 of his shares of DTR's Common Stock as collateral for a loan related to the sale of DTR's aviation security business. In December 2000, the former employee was in default on all payments and DTR began foreclosure proceedings on the pledged shares. In April 2001, DTR cancelled these shares at a value of $20,044. The $1,751 difference between the stock value and the $18,293 receivable was recognized as gain from sale of aviation securities in the Company's statements of operations for the year ended December 31, 2001.

9.   SPIN-OFF
     --------
     In April 2001, DTR formed a wholly owned subsidiary, DTR-Med Pharma Corp. DTR contributed its right to receive royalty interest from Artann Corp. to this subsidiary. This royalty interest relates to a medical technology which is designed to permit the measurement, through a pressure sensitive system, of the elasticity and hardness of soft tissue. Through digitization, a clinician using this system is able to generate an image showing the size and location of nodules in human tissue, as an aid to cancer detection. Pursuant to a third-party appraisal, DTR-Med Pharma Corp.'s right to future royalty interest was determined to have a fair market value of approximately $107,000.

     On April 26, 2001, DTR declared a stock dividend, payable to the shareholders of record on May 7, 2001, for each of its shareholders of record on that date (1,221,890 shares). The dividend consisted of one share of the common stock of its wholly owned subsidiary, DTR-Med Pharma Corp., for each share of DTR held at the record date. The payment date for the dividend was May 15, 2001.

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

     Since DTR's original basis in this right to receive royalty interest was written down to zero in past years, there was no financial statement impact from the creation and spin-off of this new subsidiary.


10.  INCOME TAXES
     ------------
     The components of the deferred income tax assets are as follows:

                                                   December 31,    December 31,
     Deferred tax assets:                              2002            2001
                                                   ------------    ------------
     Allowance for doubtful accounts               $         --    $    323,000
     Investment in joint venture                             --         349,000
     Net operating loss carryforward                  1,362,700       1,265,000
     Valuation allowance                             (1,362,700)     (1,937,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

     At December 31, 2002, the Company had NOL carryforwards of approximately $3,621,442 for income tax purposes. The NOL carryforwards expire in years 2008 through 2022 if not previously utilized. Utilization of the available NOL carryforward may be limited due to future significant changes in ownership under Internal Revenue Codes Section 382. These potential future tax benefits are not recognized in the consolidated financial statements since realization is not reasonably assured.

The reconciliation of income tax computed at the US federal statutory rates to income tax expense is as follows:
                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
     Income tax expense (benefit) computed
       at the federal statutory rate               $    497,300    $    (39,800)
     Other                                               77,000          18,600
     Increase (decrease) in valuation allowance        (574,300)         21,200
                                                   ------------    ------------
              Income tax expense                   $         --    $         --
                                                   ============    ============

11.  NET INCOME (LOSS) PER SHARE
     ---------------------------
     The following  table  reflects the  calculation of basic and diluted income
     (loss) per share.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
     Numerator:
     ----------
     Net income (loss)                             $  1,462,505    $   (117,063)
                                                   ============    ============

     Denominator:
     ------------
     Weighted average shares - Basic earnings         1,221,890       1,188,851
     Dilutive effect of stock options/warrants            3,293              --
                                                   ------------    ------------
     Weighted average shares - Diluted earnings       1,225,183       1,188,851
                                                   ============    ============

     Net income (loss) per share - Basic           $       1.20    $      (0.10)
                                                   ============    ============

     Net income (loss) per share - Diluted         $       1.19    $      (0.10)
                                                   ============    ============

     The assumed exercise of potentially dilutive securities (15,000 shares) have not been included in the computation of diluted earnings per common share for the years ended December 31, 2002 and 2001 as their effect would be antidilutive.


12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------
     Non-cash operating and investing activities:

                                                      Year Ended December 31,
                                                   ----------------------------
     Supplemental cash flow information:               2002            2001
     -----------------------------------           ------------    ------------
     Cash paid for:
     Interest                                      $      1,573    $      6,940

                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
     Non-cash investing and financing activities:      2002            2001
                                                   ------------    ------------
     Note receivable and deferred gain recorded
        upon sale of Phygen investment             $         --    $    229,658
     Discount of note receivable and deferred gain     (129,658)             --
     Options exercised for note receivable             --              (310,750)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 2002, KPMG LLP, the principal independent accountants previously engaged by the Company to conduct an audit of its accounts for more than the past two years, resigned as the Company's auditors. The resignation of KPMG LLP was not sought, recommended or approved by the Audit Committee or Board of Directors of the Company.

     In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through June 27, 2002, (i) there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference with their opinion to the subject matter of the disagreement, and
(ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the U.S. Securities and Exchange Commission.

     The audit reports of KPMG LLP on the consolidated financial statements of Developed Technology Resource, Inc. as of and for the years ended December 31, 2001 and 2000, did not contain any adverse or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

     KPMG LLP's independent auditors' report on the consolidated financial statements for the Company as of and for the year ended December 31, 2000, contained a separate paragraph stating that "the Company has a shareholders' deficit and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." Management's plans in regard to these matters are described in Note 2 to the Company's financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2000.

     On August 12, 2002, the Company engaged Gallogly, Fernandez and Riley, LLP ("GFR"), with offices in Orlando, Florida, to audit DTR's consolidated financial statements for 2002. At no time prior to August 12, 2002, has DTR consulted with GFR regarding the application of accounting principles to a specific or contemplated transaction, regarding the type of audit opinion that might be rendered on the registrant's financial statements, or regarding any other matter.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The following table sets forth the current and executive officers of the Company, their ages and positions with the Company as of March 25, 2003:

       NAME                            AGE                  POSITION
       ----                            ---                  --------

  Peter L. Hauser(1)(2)                 62             Director

  Roger W. Schnobrich(1)(2)             73             Director

  John P. Hupp(1)(2)                    43             Director, Vice President

  LeAnn C. Hitchcock                    33             President,
                                                       Chief Financial Officer

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

     Mr. Hauser has been a director of the Company since October 1993. Since 1977, he has been employed by Equity Securities Trading Co., Inc., a
Minneapolis-based brokerage firm, and is currently a vice president and principal.

     Mr. Schnobrich has been a director of the Company since October 1993. Since 1997, he has been a partner with Hinshaw & Culbertson, a Minneapolis law firm which serves as legal counsel to the Company. For over 20 years prior to 1997, he was an owner and attorney with Popham, Haik, Schnobrich & Kaufman, Ltd., a Minneapolis-based law firm which he co-founded in 1960. He also serves as a director of Rochester Medical Corporation, a company that develops, manufactures and markets improved, latex free, disposable urological catheters.

     Mr. Hupp worked for the Company from July 1993 until December 2000, and held the position as the Company's President from June 1995 to December 2000, and a director since April 1996. To support the Company's need to reduce costs, Mr. Hupp resigned as President in January 2001, but remained a non-salaried Vice President and Director for the Company. From January 2001 until August 2002, he worked as President of CoolTel, a division of Chart Industries, Inc., located in Minneapolis, Minnesota. Since September 2002, he has been employeed as Vice-President and General Manager of Cool Clean Technologies, Inc., a Minneapolis, Minnesota company engaged in developing and marketing a non-polluting drycleaning process. Mr. Hupp holds a law degree and from 1984 until 1992, he held various positions in the legal services industry.

     LeAnn Hitchcock, CPA was employed by the Company as the Controller on July 7, 1997 and on September 25, 1997 was named Chief Financial Officer. Upon the resignation of Mr. Hupp in January

2001, she was also named acting CEO and president, and continues to work on a part time basis as an independent contractor in both positions. From September 2001 to the current date and prior to joining the Company from December 1995 to June 1997, Ms. Hitchcock worked for Galaxy Nutritional Foods, Inc. in various positions including Chief Financial Officer, SEC Compliance and Internal Audit Manager. Galaxy Nutritional Foods, Inc. is based in Orlando, Florida and is engaged in the development, manufacturing and marketing of a variety of healthy cheese and dairy related products, as well as other cheese alternatives. Ms. Hitchcock holds a Masters degree in accounting and from 1991 to 1995, she held various positions in the public accounting industry.

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

MEETINGS OF THE BOARD AND COMMITTEES

     The Board of Directors held four formal meetings during 2002 and adopted certain resolutions by written minutes of action. The Board of Directors has two standing committees; an audit committee and a compensation committee. All directors attended all of the formal meetings. The Audit Committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. The Audit Committee held one meeting during 2002, which was attended by all Committee members. During 2002, the Company has accrued or paid $33,050 for audit services of KPMG LLP and Gallogly, Fernandez & Riley, LLP, including its quarterly reviews and year-end audit fee. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding the salaries and compensation of the Company's executive officers. The Compensation Committee did not meet during fiscal 2002 as there were no employees.

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

     Based upon the Company's review of the copies of such forms and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2002, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2002.

CODE OF ETHICS

     As of March 25, 2003, the Company has not adopted a code of ethics as it has no employees and no current operations.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for years ended December 31, 2002, 2001 and 2000 awarded to or earned by the Executive
Officers:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                ANNUAL COMPENSATION
                                                                -------------------                   LONG-TERM
                                                                                  OTHER ANNUAL       COMPENSATION
                                      FISCAL YEAR     SALARY         BONUS        COMPENSATION      AWARDS/OPTIONS
NAME AND PRINCIPAL POSITION              ENDED         ($)            ($)             ($)                (#)
---------------------------           -----------    --------        -----        ------------      --------------
LeAnn C. Hitchcock,  President,          2002              --          --            $21,750           10,000(2)
CEO & CFO(1)
                                         2001              --          --            $18,000           10,000(2)
                                         2000         $70,000          --            2,100(4)          30,000(2)

John P. Hupp, Vice-President(3)          2002              --          --               --             10,000(5)
                                         2001        $110,000          --               --                 --
                                         2000         $98,542          --           $2,956(4)          40,000(5)

(1) In addition to her role as Chief Financial Officer, Ms. Hitchcock was named CEO and President from January 2001 to present. Since January 1, 2001, she has agreed to work as an independent contractor on an hourly basis as needed for $75 per hour. The amounts reflected in 2001 and 2002 reflect these contractual wages.

(2) On November 26, 2002, the Board issued a warrant to purchase 10,000 shares to Ms. Hitchcock at $0.70 per share. In November 2001, the Board issued an option to purchase 10,000 shares to Ms. Hitchcock at the then market price of $0.90 per share. In December 2000, the Board issued an option to purchase 30,000 shares to Ms Hitchcock at the then market price of $.625 per share.

(3) Mr. Hupp was CEO and President from June 16, 1995 to December 31, 2000. Effective October 1998, his salary was increased to $9,167 per month. Beginning October 15, 2000, Mr. Hupp agreed to work on a half-time basis and his salary was then decreased to $4,583 per month. In accordance with his employment contract, the Company accrued a one-year severance payment due to Mr. Hupp in 2001. The Company paid this severance in 2002.

(4) In 1998, the Board of Directors voted to contribute up to 3% over the employees' base salary to their respective Sar/Sep retirement account.

(5) In October 2002, the Board issued options to Mr. Hupp, as a member of its Board of Directors, to purchase 10,000 shares at the market price of $0.70 per share. In January 2000, the Board issued an option to purchase 40,000 shares to Mr. Hupp at the market price of $1.44 per share.

AGGREGATED OPTION EXERCISES: LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes for the named executive officers the number of stock options exercised during the year ended December 31, 2002, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 2002 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2002. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of Unexercised In-the-Money Options at year-end is the difference between its exercise price and the fair market value of the underlying stock on December 31, 2002, which was $1.30 per share.

  AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES
  ----------------------------------------------------------------------------

                                                          NUMBER OF                      VALUE OF UNEXERCISED
    NAME AND          SHARES                       UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
   PRINCIPAL        ACQUIRED ON     VALUE           DECEMBER 31, 2002 (#)               DECEMBER 31, 2002 ($)
    POSITION          EXERCISE     REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
    --------          --------     --------     -----------      -------------     -----------       -------------
LeAnn Hitchcock(1)       --           --           10,000             None            $6,000              None
President, CEO & CFO

John P. Hupp(2),         --           --           10,000             None            $6,000              None
 Vice-President

(1) A warrant for 10,000 shares issued in November 2002 at $0.70 per share that are currently unexercised.

(2) An option for 10,000 shares granted in October 2002 at $0.70 per share that are currently unexercised.

COMPENSATION AGREEMENTS OF OFFICERS

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

     In January 2001, Mr. Hupp resigned as President, but remained a non-salaried Vice President and Director for the Company. LeAnn Hitchcock, the Company's chief financial officer, was then elected president and continues to work on a part time basis as an independent contractor in both positions.

     On December 18, 2000, the Board of Directors agreed to amend the compensation arrangement of LeAnn Hitchcock, the Company's Chief Financial Officer. In light of DTR's need to reduce expenses, they agreed to contract her services at $75 per hour on a part-time basis rather than retain her as a full-time employee effective January 1, 2001. Ms. Hitchcock agreed to not require any cash payment until the Company was able to do so. At the same time, the Board voted to cancel her existing 15,000 options and grant to her 30,000 new stock options at the fair market value of $0.625 with the option of a loan bearing interest at 5% per annum to purchase these options at any time upon their vesting on March 31, 2001.

COMPENSATION OF DIRECTORS

     The non-employee directors of the Company include Messrs. Hauser and Schnobrich and Hupp. In October 2002, the Board issued options to purchase 10,000 shares to each for their services over the past several years. During 2002, non-employee directors received no cash or other compensation for their services as a director or committee member.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table contains information as of March 25, 2003, concerning the beneficial ownership of the Company's Common Stock by persons known to the Company to beneficially own more than 5% of the Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted. The number of shares reported as beneficially owned by each person as of March 25, 2003, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

                                                  AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER             OF BENEFICIAL OWNER       PERCENTAGE OWNED A
------------------------------------             -------------------       ------------------
Peter L. Hauser B                                      56,000 (1)                 4.4%
2820 IDS Tower
Minneapolis, MN  55402

LeAnn C. Hitchcock C                                   40,000 (2)                 3.1%
5223 Industrial Blvd.
Edina, MN  55439

John P. Hupp B,C                                       257,500 (3)               20.3%
5223 Industrial Blvd.
Edina, MN  55439

Erlan Sagadiev                                         136,000                   10.7%
5223 Industrial Blvd.
Edina, MN  55439

Roger W. Schnobrich B                                   50,700 (4)                4.0%
222 South Ninth St., Suite 3200
Minneapolis, MN  55402

Beneficial Owners of 5% or more, Officers and          540,200                   42.6%
Directors as a group

All current directors and officers as a group          404,200                   31.9%
(4 people)

A The total number of shares outstanding assuming the exercise of all currently exercisable and vested options and warrants held by all executive officers, current directors, and holders of 5% or more of the Company's issued and outstanding Common Stock is 1,266,890 shares. Does not assume the exercise of any other options or warrants.

B    Designates a Director of the Company.

C    Designates an Executive Officer of the Company.

(1) Includes 6,000 shares held in IRA for the benefit of Mr. Hauser. Includes presently exercisable options for the purchase of 10,000 shares at $.70 issued under the terms of the 1997 Outside Directors Stock Option Plan.

(2) Includes presently exercisable warrants for the purchase of 10,000 shares at $0.70 issued under the terms of the 1992 Stock Option Plan.

(3) Includes 247,500 shares held by DTR as collateral for Mr. Hupp's $310,750 loan outstanding on the balance owed for his purchase of 207,500 shares at $1.22 per share and 40,000 shares at $1.44 per share. Includes presently exercisable options for the purchase of 10,000 shares at $.70 per share issued under the terms of the 1997 Outside Directors Stock Option Plan.

(4) Includes presently exercisable options for the purchase of 5,000 shares at $1.50 and 10,000 shares at $.70 per share issued under the terms of the 1997 Outside Directors Stock Option Plan.

CHANGE OF CONTROL

     If the proposed merger between GelStat and NP Acquisition occurs, as discussed under Item 1, the three GelStat shareholders would own 60% of the Company's outstanding Common Stock, and would have the ability to elect the entire membership of the Company's Board of Directors.

EQUITY COMPENSATION PLANS

     The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2002:

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                 (a)                    (b)                      (c)
Plan Category                           Number of securities     Weighted-average       Number of securities
                                        to be issued upon        exercise price of      remaining available
                                        exercise of              outstanding options,   for future issuance
                                        outstanding options,     warrants and rights    under equity
                                        warrants and rights                             compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column
                                                                                        (a))
Equity compensation plans
approved by security holders                   55,000                 $  1.19                212,500

Equity compensation plans not
approved by security holders                       --                      --                    N/A
                                        -------------------------------------
Total                                          55,000                 $  1.19
                                        =====================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 1, 2000, Erlan Sagadiev, a former employee, exercised his right under an option to purchase 125,000 shares of the Company's Common Stock. He paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest are due in five equal installments beginning February 2001 and each year thereafter. This note is secured by 90,000 of the exercised shares. By February 2003, this note was paid in full.

     On February 2, 2001, John Hupp, the Company's former president, exercised his right under an option to purchase 247,500 shares of the Company's Common Stock. He gave the Company a promissory note bearing interest at 5% per annum for the balance owed of $310,750. The principal and interest are due in five equal installments beginning December 31, 2003 and each year thereafter. This non-recourse note is secured by all of the 247,500 exercised shares.

     In April 2001, two members of the Board exercised options to purchase a total of 30,000 shares of Common Stock by giving the Company $41,875 in cash.

     On April 6, 2001, LeAnn Hitchcock, the Company's chief financial officer and current president, exercised her option on 30,000 shares of the Company's Common Stock, and gave the Company a non-recourse promissory note for $18,750. The note was immediately offset by $13,000 in back wages that was owed from 2000, leaving a balance of $5,750. This note, which was secured by the shares, bore interest at the rate of 5% per annum and was due in four equal installments beginning April 6, 2003. This note was paid in full by December 31, 2001.

     On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and bear interest at 12%. Additionally, the Board also agreed to issue 10,000 stock options at the market price of $.90 per share. By December 31, 2001, the Company borrowed $4,067 from the chief financial officer. In January 2002, the Company borrowed an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

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

     10.7 FoodMaster International L.L.C. Share Transfer Agreement dated March 3, 1997(6)

     10.8 FoodMaster International L.L.C. Bill of Sale, Assignment and Assumption Agreement dated March 3, 1997(6)

     10.9 Management Agreement between DTR and FoodMaster International L.L.C. as amended and restated September 11, 1998(9)

     10.10 Termination of Management Agreement between DTR and FoodMaster International L.L.C. effective November 15, 1999(11)

     10.11 Redemption of Ownership Interest between DTR and FoodMaster International L.L.C. dated March 22, 2002(13)

     10.12 Redemption of Ownership Interest between DTR and Savory Snacks L.L.C. dated December 30, 2002(16)

     10.16 Office Lease between DTR and McNeil Real Estate dated March 11, 1997 effective until April 30, 2002(8)

     10.19 Amendment to Employment Agreement between DTR and LeAnn Hitchcock effective December 18, 2000(12)

     10.50 Option Agreement among the Company, NP Acquisition Corp., GelStat Corporation, and Stephen Roberts, James Higgins and Russell Mitchell dated November 26, 2002 (15)

     16.2      Letter of concurrence from KPMG LLP (14)

     99.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer(16)

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

     (8) Incorporated by reference to exhibit number 10.16 included in the Company's Quarterly Report on Form 10-QSB filed with the Commission for the first fiscal quarter ended January 31, 1998.

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

     (13) Incorporated by reference as exhibit number 99 in the Company's Form 8K filed April 3, 2002.

     (14) Incorporated by reference to the same exhibit number in the Company's Form 8K/A filed August 26, 2002.

     (15) Incorporated by reference to the same exhibit number in the Company's Form 8K filed November 29, 2002.

     (16) Filed herewith

(b)  Reports on Form 8K

     There was one form 8-K dated November 26, 2002 in which the Company disclosed that it entered into an option agreement with GelStat Corporation, and its three shareholders, Stephen Roberts, James Higgins and Russell Mitchell, that, if exercised, would allow for a future merger of Gelstat into NP Acquisition Corp., a newly created 100% subsidiary of DTR.

     There were no other reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEVELOPED TECHNOLOGY RESOURCE, INC.

Date:  March 25, 2003                   By /s/ LeAnn C. Hitchcock
                                           ---------------------------------
                                           Name:  LeAnn C. Hitchcock
                                           Title: President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  March 25, 2003              By /s/ LeAnn C. Hitchcock
                                      -------------------------------
                                      Name:  LeAnn C. Hitchcock
                                      Title: Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

Date:  March 25, 2003              By /s/ John P. Hupp
                                      -------------------------------
                                      Name:  John P. Hupp
                                      Title: Director

Date:  March 25, 2003              By /s/ Peter L. Hauser
                                      -------------------------------
                                      Name:  Peter L. Hauser
                                      Title: Director

Date:  March 25, 2003              By /s/ Roger W. Schnobrich
                                      -------------------------------
                                      Name:  Roger W. Schnobrich
                                      Title: Director

I, LeAnn C. Hitchcock, certify that:
1. I have reviewed this annual report on Form 10-KSB of Developed Technology Resource, Inc. ("the registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ LeAnn C. Hitchcock
                                        ------------------------------------
                                        LeAnn C. Hitchcock
                                        President, Chief Executive Officer &
                                        Chief Financial Officer
                                        March 25, 2003