Form 10QSB
period 2003-03-31
DEVELOPED TECHNOLOGY RESOURCE INC
filed 2003-05-14
CIK 890725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                         Commission File Number: 0-21394


                       DEVELOPED TECHNOLOGY RESOURCE, INC.


       MINNESOTA                                           41-1713474
State of Incorporation                        I.R.S. Employer Identification No.

                            SOUTHPOINT OFFICE CENTER
                              1650 WEST 82ND STREET
                                   SUITE 1040
                          BLOOMINGTON, MINNESOTA 55431
                      Address of Principal Executive Office

                                 (952) 881-4105
                            Issuer's Telephone Number

                            5223 INDUSTRIAL BOULEVARD
                             EDINA, MINNESOTA 55439
                                 Former address

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

     As of May 12, 2003, 2,560,885 shares of the Registrant's Common Stock were outstanding.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               Condensed consolidated balance sheets                           3
               Condensed consolidated statements of operations                 4
               Condensed consolidated statements of cash flows                 5
               Notes to condensed consolidated financial statements            6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            11

     ITEM 3.   CONTROLS AND PROCEDURES                                        15


PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               16


SIGNATURES & CERTIFICATIONS                                                   17

ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                     MARCH 31,     DECEMBER 31,
                                                       2003            2002
                                                   ------------    ------------
Current Assets:
     Cash                                          $    436,527    $    462,658
     Other receivables                                   27,666          54,551
     Notes receivable                                   917,219         800,000
     Prepaid and other current assets                    13,462          19,650
                                                   ------------    ------------
              Total current assets                    1,394,874       1,336,859

Furniture and Equipment, net                                244             367
Long-lived Assets Held for Disposal                         808             939
Note Receivable from Sale of Phygen Investment           25,000          25,000
                                                   ------------    ------------

                                                   $  1,420,926    $  1,363,165
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                              $     15,243    $      1,866
     Accrued compensation                                 2,400           1,125
     Accrued lease commitments                           24,671          24,671
     Accrued liabilities                                  7,848          17,748
                                                   ------------    ------------
              Total current liabilities                  50,162          45,410

Non-Current Deferred Gain                                25,000          25,000
                                                   ------------    ------------
         Total liabilities                               75,162          70,410
                                                   ------------    ------------

Commitments and Contingencies (Note 4)                       --              --

Shareholders' Equity:
     Common stock                                        12,219          12,219
     Additional paid-in capital                       6,818,001       6,790,776
     Notes receivable                                  (310,750)       (363,207)
     Accumulated deficit                             (5,173,706)     (5,147,033)
                                                   ------------    ------------
         Total shareholders' equity                   1,345,764       1,292,755
                                                   ------------    ------------

                                                   $  1,420,926    $  1,363,165
                                                   ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                      2003             2002
                                                  ------------     ------------
Cost and Expenses:
     General and administrative                         25,749           41,167
     Non-cash stock compensation expense                27,225            4,200
                                                  ------------     ------------
                                                        52,974           45,367
                                                  ------------     ------------

Other Income (Expense):
     Interest income, net                               26,301            3,158
     Gain on sale of FMI                                    --          500,000
     Gain on sale of equipment to FMI                       --           11,890
     Equity in loss of Savory Snacks                        --           (8,972)
                                                  ------------     ------------
                                                        26,301          506,076
                                                  ------------     ------------

Net Income (Loss)                                 $    (26,673)    $    460,709
                                                  ============     ============

Net Income (Loss) per Common Share:
     Basic and Diluted                            $      (0.02)    $       0.38
                                                  ============     ============

Weighted Average Shares Outstanding:
     Basic and Diluted                               1,221,890        1,221,890
                                                  ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                  2003             2002
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                        $    (26,673)    $    460,709
     Adjustments to reconcile net income (loss) to cash
          used by operating activities:
          Depreciation                                                 254            1,300
          Stock-based compensation expense                          27,225            4,200
          Gain on sale of FMI                                           --         (500,000)
          Gain on sale of equipment to FMI                              --          (11,890)
          Equity in loss of Savory Snacks                               --            8,972
     Changes in operating assets and liabilities:
          Receivables                                               26,885            3,638
          Prepaid and other current assets                           6,188           (3,753)
          Accounts payable and accrued liabilities                   4,752          (26,592)
                                                              ------------     ------------
          Net cash provided (used) by operating activities          38,631          (63,416)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of FMI                                      32,781          500,000
     Invested in note receivable                                  (150,000)              --
                                                              ------------     ------------
          Net cash provided (used) by investing activities        (117,219)         500,000
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholder notes receivable                     52,457           16,500
                                                              ------------     ------------
          Net cash provided by financing activities                 52,457           16,500
                                                              ------------     ------------

INCREASE (DECREASE) IN CASH                                        (26,131)         453,084

CASH, Beginning of period                                          462,658            1,200
                                                              ------------     ------------

CASH, End of period                                           $    436,527     $    454,284
                                                              ============     ============

Supplemental cash flow information:
-----------------------------------
     Cash paid for:
     Interest                                                 $         --     $      1,530

   See accompanying notes to the condensed consolidated financial statements.

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business and Merger
     -------------------
     Developed Technology Resource, Inc. ("the Company" or "DTR") has not been actively engaged in operating business activities since January 1, 2001. The consolidated financial statements include the accounts of DTR and its wholly-owned subsidiary, NP Acquisition Corp., a Minnesota corporation created in November 2002 ("NP Acquisition").

     In November 2002, the Company and NP Acquisition entered into an Option Agreement with GelStat Corp., a Minnesota corporation, ("GelStat"), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave the Company the option to enter into an agreement providing for the merger of GelStat into NP Acquisition.

     Under the Option Agreement, and prior to March 31, 2003, the Company loaned GelStat $450,000. In addition, the Company loaned GelStat an additional $50,000 on April 2, 2003 (See Note 2).

     On April 30, 2003, DTR acquired GelStat. The acquisition was accomplished by merger of GelStat with NP Acquisition. In the merger, the former owners of GelStat received 1,471,530 shares of the Company's common stock and GelStat became DTR's wholly-owned subsidiary. No cash consideration was exchanged. The officers, directors, and former owners of GelStat now comprise a majority of DTR's Board of Directors. This acquisition constitutes a change of control.

     There are no voting agreements, or other arrangements between or among the former GelStat owners and DTR or its shareholders with respect to the control or management of DTR, except for (i) certain limitations on issuance of additional stock pursuant to Section 8.9 of the Agreement and Plan of Merger and (ii) an agreement whereby Messrs. Roberts, Mitchell and Higgins agree to vote their shares for amendment of the bylaws of the Company to provide for the election of Peter L. Hauser as a director for a term ending in 2007.

     GelStat is a development stage company which develops and markets over-the-counter consumer healthcare products. GelStat expects to introduce two new consumer healthcare products at retail. One product will be for relief of migraine headaches and migraine-like headaches. The second product is a sleep aid.

     Basis of Presentation
     ---------------------
     For a portion of 2002, DTR owned 30% of FMI and 40% of Savory Snacks. The Company recorded its proportionate share of the net income or loss in the statements of operations as equity in income or loss of FMI or Savory Snacks under the equity method of accounting.

     Principles of Consolidation
     ---------------------------
     The consolidated  financial  statements include the accounts of the Company
     and  its  wholly-owned   subsidiary,   NP  Acquisition.   All  intercompany
     transactions and accounts have been eliminated.

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

     Stock Based Compensation
     ------------------------
     The Company accounts for its stock-based employee compensation plans under the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". See Note 5 for additional disclosures on the Company's stock-based employee compensation plans.

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

                                                          Three Months Ended
                                                      --------------------------
                                                               March 31,
                                                         2003            2002
                                                      ----------      ----------
     Dividend Yield                                      None            None
     Volatility                                            46%            122%
     Risk Free Interest Rate                             4.25%            5.5%
     Expected Lives in Months                              12              12

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      2003             2002
                                                   ----------       ----------
     Net income (loss) as reported                 $  (26,673)      $  460,709
     Add: Stock-based employee compensation
       expense included in reported net income         27,225            4,200
     Deduct: Stock-based employee compensation
       expense determined under fair value
       based method for all awards                    (27,225)          (4,200)
                                                   ----------       ----------
     Pro forma net income (loss)                   $  (26,673)      $  460,709
                                                   ==========       ==========


     Earnings (loss) per share:
          Basic - as reported                      $    (0.02)      $     0.38
                                                   ==========       ==========
          Basic - pro forma                        $    (0.02)      $     0.38
                                                   ==========       ==========
          Diluted - as reported                    $    (0.02)      $     0.38
                                                   ==========       ==========
          Diluted - pro forma                      $    (0.02)      $     0.38
                                                   ==========       ==========

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

     New Accounting Pronouncements
     -----------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The adoption of SFAS 146 did not have a material impact on its financial condition and results of operations.

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

     Unaudited Financial Statements
     ------------------------------
     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Form 10-KSB for the year ended December 31, 2002. Interim results of operations for the three-month period ended March 31, 2003 may not necessarily be indicative of the results to be expected for the full year.

2.   NOTES RECEIVABLE
     ----------------

     In March 2002, FoodMaster International LLC ("FMI") redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes for $500,000 each to DTR. As of March 31, 2003, DTR holds one remaining promissory note with a remaining principal balance of $467,219. This note was due

     March 31, 2003, and bore interest at 8% per annum through December 31, 2002, and at 18% per annum thereafter. The Company is expecting payment in full in the second quarter of 2003.

     In accordance with an Option Agreement that was signed in November 2002 as further discussed in Note 1, DTR loaned $450,000 to GelStat Corp. under several promissory notes bearing interest at 8% per annum and due on December 31, 2003. In addition, the Company loaned GelStat an additional $50,000 on April 2, 2003. Effective upon the merger of GelStat and NP Acquisition on April 30, 2003, as discussed under Note 1, these loans have been eliminated in consolidation.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. DTR's investment value in Phygen, Inc. had been written down to zero prior to 1994. Therefore, any proceeds received will be treated as a gain as the cash proceeds are received. In December 2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005. This note is secured by 70,664 shares in Phygen, Inc. DTR recorded a gain related to the sale of $75,000 and $85,000 in 2002 and 2001, respectively. Due to collectibility concerns, DTR has deferred the remaining $25,000 gain and recognition of interest income until the receipt of future cash.

3.   LONG-LIVED ASSETS HELD FOR DISPOSAL
     -----------------------------------

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has reclassified assets that are no longer being used to long-lived assets held for disposal. The assets had an original cost $12,075 and a net book value at March 31, 2003 of $808. The Company believes that this is a reasonable value of the current fair market value for these assets.

4.   COMMITMENTS & CONTINGENCIES
     ---------------------------

     In order to reduce costs, the Company abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At March 31, 2003, the Company has $24,671 accrued for all unpaid and future amounts due under the old lease, net of its security deposit.

5.   CAPITAL STOCK
     -------------

     On February 1, 2000, an employee exercised his right to purchase 125,000 shares of the Company's Common Stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. In February 2003, the remaining principal balance of $52,457 was paid in full.

     On February 2, 2001, the Company's former president exercised his right to purchase 247,500 shares of the Company's Common Stock, and gave the Company a non-recourse promissory note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003, and is secured by all the shares exercised. On April 30, 2003, the Company redeemed 142,700 of these shares at $1.50 per share; thereby reducing the note balance to $96,700. The former president then paid this balance of the note, plus the outstanding $20,863 of accrued interest, for his remaining 104,800 shares.

     In accordance with FIN 44, the underlying options related to the notes receivable from former employees ($310,750 and $376,750 at March 31, 2003 and 2002, respectively) are treated as variable due to the nature of the notes being non-recourse notes. Accordingly, any difference between the average exercise price of the options ($1.22) and the market price of the Company's Common Stock is recorded as compensation income or expense at each reporting period. However, income is not recorded in excess of previously recognized compensation expense. On March 31, 2003 and 2002, the market price of the Company's Common Stock was $1.45 and $1.10, respectively. DTR recognized $27,225 in non-cash stock compensation expense related to the issuance of notes receivable on exercised employee stock options during the three months ended March 31, 2003. No expense was recognized during the three months ended March 31, 2002 since the market price of the Company's Common Stock was less than the average exercise price of the stock underlying the notes.

     In November 2001, the Board of Directors agreed to issue the president and chief financial officer 10,000 stock options exercisable at the then current market price of $.90 per share. A $4,200 non-cash compensation expense was recorded in January 2002, in relation to this stock option.

     In April 2003, a member of the Company's Board of Directors exercised his option to purchase a total of 10,000 shares of DTR's Common Stock at $0.70 per share. The Company received $7,000 on April 30, 2003 related to this exercise.


6.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     The following  table  reflects the  calculation of basic and diluted income
     (loss) per share.

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2003             2002
                                                   ------------     ------------
     Numerator:
     ----------
     Net income (loss)                             $    (26,673)    $    460,709
                                                   ============     ============

     Denominator:
     Weighted average shares - Basic earnings         1,221,890        1,221,890
     Dilutive effect of stock options/warrants               --               --
                                                   ------------     ------------
     Weighted average shares - Diluted earnings       1,221,890        1,221,890
                                                   ============     ============

     Net income (loss) per share - Basic           $      (0.02)    $       0.38
                                                   ============     ============

     Net income (loss) per share - Diluted         $      (0.02)    $       0.38
                                                   ============     ============

     The assumed exercise of potentially dilutive securities (55,000 and 25,000 shares) have not been included in the computation of diluted earnings per common share for the three months ended March 31, 2003 and 2002, respectively, as their effect would be antidilutive.

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

     On March 3, 1997, DTR, API Dairy Partners LP and Agribusiness Partners International LP II (collectively "API") established the FoodMaster International LLC (FMI) joint venture to acquire and operate dairy processing facilities in the former Soviet Union (fSU). In March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes to DTR. The first promissory note for $500,000 was due September 30, 2002, and bears interest at 8% per annum through June 30, 2002 and at 18% per annum thereafter. The second promissory note for $500,000 is due March 31, 2003, and bears interest at 8% per annum through December 31, 2002 and at 18% per annum thereafter. Originally, due to the uncertainties regarding the timing and realization of these proceeds, DTR recorded its gain on the sale as the cash was received. Therefore, the Company recorded only $500,000 as a gain on the sale of FMI in the quarter ended March 31, 2002. By December 31, 2002, DTR had received total proceeds of $1,024,188, which included $24,188 of interest and management believed that all proceeds would be collected. Therefore, the Company recognized all $1.5 million of the sales proceeds and $57,174 in interest income on the notes in fiscal 2002. During the three months ended March 31, 2003, DTR received $85,000 from FMI to pay $32,781 of principal and $52,219 of interest due on the second promissory note. As of March 31, 2003, DTR holds one remaining promissory note with a remaining principal balance of $467,219, plus accrued interest of $2,765. The Company recorded $21,998 in interest income on the note in the quarter ended March 31, 2003. The Company expects to receive payment in full in the second quarter of 2003.

     In November 2002, the Company and its newly formed 100% subsidiary, NP Acquisition Corp. ("NP Acquisition"), a Minnesota corporation, entered into an Option Agreement with GelStat Corp. ("GelStat"), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave the Company the option to enter into an agreement providing for the merger of GelStat into NP Acquisition.

     Under the Option Agreement, and prior to March 31, 2002, the Company loaned GelStat $450,000. In addition, the Company loaned GelStat an additional $50,000 on April 2, 2003.

     On April 30, 2003, DTR acquired GelStat. The acquisition was accomplished by merger of GelStat with NP Acquisition. In the merger, the former owners of GelStat received 1,471,530 shares of the Company's common stock and GelStat became DTR's wholly-owned subsidiary. No cash consideration was exchanged. The officers, directors, and former owners of GelStat now comprise a majority of DTR's Board of Directors. This acquisition constitutes a change of control.

     There are no voting agreements, or other arrangements between or among the former GelStat owners and DTR or its shareholders with respect to the control or management of DTR, except for (i) certain limitations on issuance of additional stock pursuant to Section 8.9 of the Agreement and Plan of

Merger and (ii) an agreement whereby Messrs. Roberts, Mitchell and Higgins agree to vote their shares for amendment of the bylaws of the Company to provide for the election of Peter L. Hauser as a director for a term ending in 2007.

     GelStat is a development stage company which develops and markets over-the-counter consumer healthcare products. GelStat expects to introduce two new consumer healthcare products at retail. One product will be for relief of migraine headaches and migraine-like headaches. The second product is a sleep aid.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues

     The Company generated no revenues from operations during the three months ended March 31, 2003 or the three months ended March 31, 2002.

General and administrative

     To support the Company's desire to minimize costs, the Company's president and chief financial officer worked on a part time basis as an independent contractor in both positions until April 30, 2003.

     General and administrative expenses for the three months ended March 31, 2003 and 2002 were $25,749 and $41,167, respectively. The $15,418 decrease in expenses is primarily the result of decreased legal and accounting fees along with a decrease in contract labor fees for the Company's president.

     DTR expects its operating expenses to increase as a result of the acquisition of GelStat and the resumption of operating activities. Management believes that cash on hand is sufficient for operations in excess of a twelve-month period.

Non-cash stock compensation expense

     The Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), which clarifies the application of APB Opinion 25 relating to the accounting consequences of various modifications to fixed stock options. FIN 44 states that when an option is repriced or has a loan related to its exercise, it is treated as a variable option and is marked to market each quarter. In accordance with FIN 44, the underlying options related to notes receivable ($310,750 and $376,750 at March 31, 2003 and 2002, respectively) from former employees are treated as variable due to the nature of the notes being non-recourse notes. Accordingly, any difference between the average exercise price of the options ($1.22) and the market price of the Company's common stock is recorded as compensation income or expense at each reporting period. However, income is not recorded in excess of previously recognized compensation expense. On March 31, 2003 and 2002, the market price of the Company's Common Stock was $1.45 and $1.10, respectively. DTR recognized $27,225 in non-cash stock compensation expense related to the issuance of notes receivable on exercised employee stock options during the three months ended March 31, 2003. No expense was recognized during the three months ended March 31, 2002 since the market price of the Company's Common Stock was less than the average exercise price of the stock underlying the notes.

     A $0.01 increase in the Company's common stock price above the average exercise price results in an expense of approximately $2,900 until the notes receivable are repaid. In April 2003, all notes were paid in full. Therefore, there will be no further compensation expense related to these notes.

     Additionally in the quarter ended March 31, 2002, the Company recognized $4,200 in non-cash compensation expense related to the fair value of options and warrants it previously issued.

Other income and expense

     The Company recorded net interest income of $26,301 and $3,158 for the quarters ended March 31, 2003 and 2002, respectively. The large increase is due to interest recorded on its notes receivable from the sale of its 30% ownership interest in FMI in March 2002. The Company recorded $21,998 in interest income on the note in the quarter ended March 31, 2003. Originally, due to the uncertainties regarding the timing and realization of these proceeds, DTR recorded its interest on the notes as the cash was received. If interest had been accrued in the quarter ended March 31, 2002, it would have been approximately $5,700.

     In the quarter ended March 31, 2002, the Company recognized $500,000 as a gain on the sale of its 30% ownership interest in FMI.

     DTR recognized a gain of $11,890 during the three months ended March 31, 2002. This gain results from the recognition of deferred gain on the prior sales of assets to FoodMaster Corporation. The remaining balance of the deferred gain on these assets was recognized in March 2002 upon the sale of DTR's ownership interest in FMI.

     Prior to the sale of its 40% ownership interest in Savory Snacks LLC, DTR recorded its proportionate share of the net income or loss of Savory Snacks LLC in the statement of operations as equity in loss of Savory Snacks under the equity method of accounting. In accordance with the equity method of accounting, DTR recorded a loss of $8,972 for its proportionate share (40%) of the equity in net loss of Savory Snacks LLC for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     DTR received $38,631 and used $63,416 for operating activities during the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, the Company increased its cash through its collection of interest due on notes receivable from FMI. During the three months ended March 31, 2002, the Company used the proceeds received on the sale of its investment in FMI to reduce payables and accrued liabilities approximately $30,000 and to fund current operating expenses.

Investing Activities

     During the three months ended March 31, 2003, DTR loaned an additional $150,000 to GelStat Corp. in accordance with an Option Agreement that was signed in November 2002, as further discussed above.

     DTR received proceeds of $32,781 and $500,000 during the three months ended March 31, 2003 and 2002, respectively, related to the sale of its 30% ownership interest in FMI as discussed above.


Financing Activities

     In February 2000, options to purchase 125,000 shares of DTR's Common Stock were exercised by a former employee at a purchase price of $1.22 per share. The Company received $70,000 in cash and a non-recourse promissory note for $82,500. During the three months ended March 31, 2003 and 2002, the Company received $52,457 and $16,500, respectively, in principal payments on this note. The receipt of the $52,457 in principal payments in 2003 paid the note in full.

Liquidity

     As noted above, in March 2002, FMI redeemed DTR's 30% ownership interest for a purchase price of $1,500,000. By March 31, 2003, DTR received total proceeds of $1,109,188, which included $76,407 of interest. The Company recognized $1.5 million as a gain on the sale of FMI and $57,174 in interest income on the notes during 2002 and $21,998 in interest income during the three months ended March 31, 2003.

     On February 1, 2000, an employee exercised his right to purchase 125,000 shares of the Company's Common Stock. The former employee paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. In February 2003, the remaining principal balance of $52,457 was paid in full.

     On February 2, 2001, the Company's former president exercised his right to purchase 247,500 shares of the Company's Common Stock, and gave the Company a non-recourse promissory note for $310,750. This note bears interest at the rate of 5% per annum, is due in four equal annual installments beginning December 31, 2003, and is secured by all the shares exercised. On April 30, 2003, the Company redeemed 142,700 of these shares at $1.50 per share; thereby reducing the note balance to $96,700. The former president then paid this balance of the note, plus the outstanding $20,863 of accrued interest, for his remaining 104,800 shares.

     In April 2003, a member of the Company's Board of Directors exercised his option to purchase a total of 10,000 shares of DTR's Common Stock at $0.70 per share. The Company received $7,000 on April 30, 2003 related to this exercise.

     With the receipt of proceeds from investing and financing activities during 2002 and 2003, the Company has a significant pool of cash for its operations. The remaining cash proceeds will be used to fund product development and marketing for GelStat. Management believes that cash on hand is sufficient for operations in excess of a twelve-month period.

Critical Accounting Policies

     During 2001, DTR sold its interests Phygen, Inc. Due to uncertainties related to the collectibility and realization of the proceeds from this transaction, DTR will recognize the remaining $25,000 gain from this sale on a cash basis of accounting. Additionally, the Company will not recognize interest income on the Phygen note until the cash is received. As of March 31, 2003, DTR has $467,219 in notes receivable plus $2,765 in accrued interest receivable from FMI related to the sale of its 30% ownership interest in FMI as discussed above.

Contractual Obligations and Commitments

     In order to reduce costs, the Company abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of March 31, 2003, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company does not have any other significant contractual obligations or commitments.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          99.1 Certification of the Company's Chief Executive & Chief Financial Officer

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by Developed Technology Resource, Inc. during the quarterly period ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            DEVELOPED TECHNOLOGY RESOURCE, INC.

Date: May 12, 2003          By /s/ Stephen C. Roberts
                               -----------------------------------------
                               Name:  Stephen C. Roberts
                               Title: Chief Executive Officer & Chief Financial
                                      Officer
                                      (Principal Financial & Accounting Officer)

I, Stephen C. Roberts, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Developed Technology Resource, Inc. ("the registrant");

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


                              /s/ Stephen C. Roberts
                              -------------------------------
                              Stephen C. Roberts
                              Chief Executive Officer & Chief Financial Officer May 12, 2003