Form 10QSB
period 2003-06-30
GELSTAT CORP
filed 2003-08-19
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-21394

                               GELSTAT CORPORATION
        (Exact name of small business issuer as specified in its charter)

         MINNESOTA                                       41-1713474
         ---------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            SOUTHPOINT OFFICE CENTER
                              1650 WEST 82ND STREET
                                   SUITE 1040
                          BLOOMINGTON, MINNESOTA 55431
                          ----------------------------
               (Address of principal executive offices) (zip code)

                                 (952) 881-4105
                                 --------------
                           (Issuer's telephone number)

                       DEVELOPED TECHNOLOGY RESOURCE, INC.
                            5223 INDUSTRIAL BOULEVARD
                             EDINA, MINNESOTA 55439
                             ----------------------
                            (Former name and address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

     As of August 18, 2003, 2,575,885 shares of the issuer's common stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed consolidated balance sheets                       3
               Condensed consolidated statements of operations             4
               Condensed consolidated statements of cash flows             5
               Notes to condensed consolidated financial statements        6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION                                     10

     ITEM 3.   CONTROLS AND PROCEDURES                                    13

PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           15


SIGNATURES                                                                16

ITEM 1.   FINANCIAL STATEMENTS

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                         JUNE 30,   DECEMBER 31,
                                                           2003         2002
                                                       -----------   -----------
                                                        (Unaudited)
Current Assets:
     Cash                                              $  687,910    $  133,014
     Inventory                                              5,091            --
     Prepaid insurance                                     72,713         5,001
     Other current assets                                   4,490            --
                                                       -----------   -----------
         Total current assets                             770,204       138,015

Furniture and Equipment, net                              168,863         1,276
Deposits                                                      500           500
Note Receivable - Phygen                                   25,000            --
Patents                                                    34,295        11,654
                                                       -----------   -----------

                                                       $  998,862    $  151,445
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Note payable                                      $       --    $  300,000
     Accounts payable                                     155,606         3,692
     Accrued lease commitments                             24,671            --
     Accrued other                                          8,030           960
                                                       -----------   -----------
         Total current liabilities                        188,307       304,652

Non-Current Deferred Gains                                 25,000            --
                                                       -----------   -----------
         Total liabilities                                213,307       304,652
                                                       -----------   -----------
Commitments and Contingencies                                  --            --

Shareholders' Equity:
     Common stock                                          25,709         3,375
     Additional paid-in capital                         1,444,171            --
     Subscriptions receivable                             (3,375)        (3,375)
     Accumulated deficit                                (680,950)      (153,207)
                                                       -----------   -----------
         Total shareholders' equity                       785,555      (153,207)
                                                       -----------   -----------

                                                       $  998,862    $  151,445
                                                       ===========   ===========

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           THREE MONTHS ENDED                    SIX MONTHS ENDED           JUNE 25, 2002
                                                  JUNE 30,                          JUNE 30,                 (INCEPTION)
                                        -----------------------------     ----------------------------            TO
                                            2003             2002             2003             2002         JUNE 30, 2003
                                        ------------     ------------     ------------     ------------     ------------
Cost and Expenses:
     General and administrative         $    360,416     $        155     $    531,149     $        155     $    684,356
                                        ------------     ------------     ------------     ------------     ------------
                                             360,416              155          531,149              155          684,356
                                        ------------     ------------     ------------     ------------     ------------
Other Income (Expense):
     Interest income                           3,406               --            3,406               --            3,406
                                        ------------     ------------     ------------     ------------     ------------
                                               3,406               --            3,406               --            3,406
                                        ------------     ------------     ------------     ------------     ------------
Net Loss                                $   (357,010)    $       (155)    $   (527,743)    $       (155)    $   (680,950)
                                        ============     ============     ============     ============     ============

Net Loss per Common Share:
     Basic and Diluted                  $      (0.17)                     $      (0.31)
                                        ============                      ============

Weighted Average Shares Outstanding:
     Basic and Diluted                     2,134,664                         1,680,799
                                        ============                      ============

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                          $ (527,743)   $     (155)
     Adjustments to reconcile net loss to cash
          used by operating activities:
          Depreciation                                        177            --
     Changes in operating assets and liabilities:
          Inventory                                        (5,091)           --
          Prepaids                                          9,677            --
          Other current assets                             33,184            --
          Accounts payable                                151,914           155
          Accrued liabilities                              (2,278)           --
                                                       ----------    ----------
          Net cash used by operating activities          (340,160)           --
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                               (167,000)           --
     Patent acquisition costs                             (22,641)           --
     Proceeds from sale of FMI                            467,219            --
                                                       ----------    ----------
          Net cash provided by investing activities       277,578            --
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash from merger                                     400,478            --
     Proceeds from loans                                  200,000            --
     Proceeds from sale of warrant                         10,000            --
     Proceeds from exercise of stock option                 7,000            --
                                                       ----------    ----------
          Net cash provided by financing activities       617,478            --
                                                       ----------    ----------

INCREASE IN CASH                                          554,896            --

CASH, Beginning of period                                 133,014            --
                                                       ----------    ----------

CASH, End of period                                    $  687,910    $       --
                                                       ==========    ==========

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business and Merger
     -------------------

     In November 2002, Developed Technology Resource, Inc. ("DTR") and its wholly-owned subsidiary NP Acquisition Corp. ("NP Acquisition"), a Minnesota corporation, entered into an Option Agreement with GelStat Corp., a Minnesota corporation, ("GelStat Corp."), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave DTR the option to enter into an agreement providing for the merger of NP Acquisition into GelStat Corp.

     On April 30, 2003, NP Acquisition merged with GelStat Corp, and GelStat Corp. became the surviving corporation. In the merger, the former owners of GelStat Corp. received 1,471,530 shares of DTR's common stock and GelStat Corp. became DTR's wholly owned subsidiary. No cash consideration was exchanged. Upon completion of the merger, the officers, directors, and former owners of GelStat Corp. owned a majority of the outstanding common stock of DTR and comprised a majority of its Board of Directors, thus constituting a change of control.

     The following  table  summarizes  the  estimated  fair values of the assets
     acquired  and   liabilities   assumed  on  April  30,  2003  (the  date  of
     acquisition).

     Current and other assets                                    $  515,541
     Notes receivable                                               992,219
     Property and equipment                                             764
                                                                 ----------
       Total assets acquired                                      1,508,524
                                                                 ----------

     Current liabilities                                             34,019
     Deferred gain                                                   25,000
                                                                 ----------
       Total liabilities assumed                                     59,019
                                                                 ----------

     Net assets acquired                                         $1,449,505
                                                                 ==========


     GelStat Corp. changed its name to GS Corp. on June 4, 2000, and DTR changed its name to GelStat Corporation on July 14, 2003. GS Corp. is now the operating business of GelStat Corporation (as consolidated "the Company"). From June 25, 2002 (inception) until the acquisition, GS Corp. had no operating business activities.

     The Company is a development stage company, which develops and markets over-the-counter consumer healthcare products. The Company expects to introduce two new consumer healthcare products to the retail market. The first product will be for use in providing acute relief from the pain and associated symptoms of migraine and migraine-like headaches and is expected to be distributed in the retail market by the fourth quarter of 2003. The second product is intended for use as a sleep aid.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of GS Corp (formerly known as GelStat Corp.) since its inception on June 25, 2002. Subsequent to the merger with NP Acquisition Corp on April 30, 2003, the consolidated financial statements include the activity of GelStat Corporation (formerly known as Developed Technology Resource, Inc.) and its wholly-owned subsidiary GS Corp. All intercompany transactions and accounts have been eliminated.

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

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro- forma information regarding net income (loss) and earnings (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. There were no stock options or warrants granted during the six months ended June 30, 2003.

     Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expense during the reporting period. The Company's significant estimates include the valuation of its Phygen notes receivable (see Note 2). Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The adoption of SFAS 146 did not have a material impact on the Company's financial condition and results of operations.

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

     Unaudited Financial Statements
     ------------------------------
     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Form 10-KSB for the year ended December 31, 2002 for DTR and in conjunction with the Form 8-K/A as filed on July 15, 2003 which presented the financial statements and notes for the year ended December 31, 2002 for GelStat Corp. Interim results of operations for the three-month period ended June 30, 2003 may not necessarily be indicative of the results to be expected for the full year.

2.   NOTES RECEIVABLE AND PAYABLE
     ----------------------------
     In March 2002, FoodMaster International LLC ("FMI") redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes for $500,000 each to DTR. At the time of the merger, DTR held one remaining promissory note with a remaining principal balance of $467,219. The Company received $479,792 on May 14, 2003 representing full payment on the principal balance plus $12,573 in accrued interest thereon.

     In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. In December 2002, the DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005. This note is secured by 70,664 shares in Phygen, Inc. Due to collectibility concerns, the Company has deferred the remaining $25,000 gain and recognition of interest income until the receipt of future cash.

     In accordance with an Option Agreement that was signed in November 2002 as further discussed in Note 1, DTR loaned $300,000 to GS Corp. prior to December 31, 2002 and $200,000 subsequent to December 31, 2002 and prior to April 30, 2003 under several promissory notes. Upon the merger of GS Corp. and NP Acquisition on April 30, 2003, as discussed under Note 1, these loans have been eliminated in consolidation.

     At the time of the merger DTR had cash of $400,478, which was transferred to GS Corp for operations.

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     In order to reduce costs, the DTR abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At June 30, 2003, the Company has $24,671 accrued for all unpaid and future amounts due under the old lease, net of its security deposit.

4.   CAPITAL STOCK
     -------------
     The amount due for subscriptions receivable represents the amount due from the founding shareholders of GS Corp. in exchange for 3,375,000 shares of GS Corp. stock issued to them at par value on September 30, 2002. Upon the merger, these 3,375,000 GS Corp. shares were exchanged for 1,471,530 shares of DTR's common stock.

     In June and August 2003, a former member of the Company's Board of Directors exercised his option to purchase a total of 10,000 and 5,000 respective shares of the Company's common stock at $0.70 and $1.50 per share, respectively. The Company received proceeds of $7,000 in June 2003 and $7,500 in August 2003 related to these exercises.

     In January 2003, GS Corp sold a stock purchase warrant in the amount of $10,000 to its Chief Executive Officer. After the merger, this warrant for GS Corp stock was exchanged for a warrant to purchase 218,005 shares of DTR's common stock at an exercise price of $0.45 per share. This warrant is fully vested and expires on January 12, 2008. In May 2003, the Company received the payment of $10,000 from its Chief Executive Officer for this warrant purchase.

5.   NET INCOME (LOSS) PER SHARE
     ---------------------------
     The following table reflects the calculation of basic and diluted loss per share.

                                                   Three Months     Six Months
                                                      Ended            Ended
                                                     June 30,         June 30,
                                                      2003             2003
                                                   -----------     -----------
     Numerator:
     Net Loss                                      $  (357,010)    $  (527,743)
                                                   ===========     ===========
     Denominator:
     Weighted average shares - Basic earnings        2,134,664       1,680,799
     Dilutive effect of stock options/warrants              --              --
                                                   -----------     -----------
     Weighted average shares - Diluted earnings      2,134,664       1,680,799
                                                   ===========     ===========

     Net loss per share - Basic and Diluted        $     (0.17)    $     (0.31)
                                                   ===========     ===========

     An aggregate of 243,005 stock options for the three and six months ended June 30, 2003, have not been included in the computation of diluted earnings per common share, as their effect would be antidilutive.

6.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------

     The Company has eliminated all non-cash effects of the merger transaction on April 30, 2003. There was no cash paid for interest or taxes during the three and six months ended June 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     STATEMENTS OTHER THAN CURRENT OR HISTORICAL INFORMATION INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND ELSEWHERE IN THIS FORM 10-QSB, IN FUTURE FILINGS BY GELSTAT CORPORATION (THE "COMPANY" OR "GELSTAT") WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN GELSTAT'S PRESS RELEASES AND ORAL STATEMENTS MADE WITH THE APPROVAL OF AUTHORIZED EXECUTIVE OFFICERS, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE
STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. GELSTAT WISHES TO CAUTION THE READER NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS.

     GelStat Corporation was formerly known as Developed Technology Resource, Inc. ("DTR").

     In November 2002, the Company and its wholly-owned subsidiary NP Acquisition Corp. ("NP Acquisition"), a Minnesota corporation, entered into an Option Agreement with GelStat Corp., a Minnesota corporation, ("GelStat Corp."), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave the Company the option to enter into an agreement providing for the merger of NP Acquisition into GelStat Corp.

     On April 30, 2003, NP Acquisition merged with GelStat Corp. In the merger, the former owners of GelStat Corp. received 1,471,530 shares of the Company's common stock and GelStat Corp. became the Company's wholly owned subsidiary. No cash consideration was exchanged. The officers, directors, and former owners of GelStat Corp. now own a majority of the outstanding common stock of the Company and comprise a majority of its Board of Directors. This constitutes a change of control.

     GelStat Corp., the surviving wholly owned subsidiary, changed its name to GS Corp. on June 4, 2003, and the Company changed its name from Developed Technology Resource, Inc. to GelStat Corporation on July 14, 2003. GS Corp. is now the operating business of the Company. From January 1, 2001 until the acquisition, the Company had no operating business activities. The consolidated financial statements include the accounts of the GS Corp since its inception on June 25, 2002. Subsequent to the merger with NP Acquisition Corp on April 30, 2003, the consolidated financial statements include the activity of GelStat Corporation and its wholly-owned subsidiary GS Corp.

     The Company is a development stage company, which develops and markets over-the-counter consumer healthcare products. The Company expects to introduce two new consumer healthcare products at retail. The first product will be for relief of migraine headaches and migraine-like headaches and is expected to be distributed in the retail market by the fourth quarter of 2003. The second product is a sleep aid.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

     The Company is a development stage company and generated no revenues from operations during the three and six months ended June 30, 2003 and 2002. The Company's ability to continue its present operations and successfully implement its business plan is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations.

General and administrative

     General and administrative expenses for the three months and six months ended June 30, 2003 were $360,416 and $531,149, respectively. General and administrative expenses are comprised primarily of expenses related to research and development ($52,000), advertising and marketing ($145,000), travel ($39,000), legal and professional fees ($63,000), insurance ($10,000), rent ($9,000), consulting fees ($173,000) and personnel costs ($28,000).

     There was only $155 of general and administrative expenses for the three and six months ended June 30, 2003 since GS Corp commenced its business on June 25, 2002.

     GelStat added substantially to its general and administrative expenses during the six months ended June 30, 2003, and has continued to increase such ongoing expenses, primarily through the addition of key personnel and for product development work required prior to the envisioned national launch of the Company's first product. The Company anticipates that it will continue to experience growth in its general and administrative expenses for the foreseeable future and that its general and administrative expenses will be a material use of cash resources.

Other income and expense

     At the time of the merger on April 30, 2003, DTR held one remaining promissory note due from FoodMaster International LLC ("FMI") with a remaining principal balance of $467,219. From the time of the merger to May 14, 2003, when the Company received full payment of the note and accrued interest, the Company recorded interest income of $2,895. The Company also recorded $511 related to interest that it received from banks on its cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     The Company used cash of $340,160 for operating activities during the six months ended June 30, 2003. The Company funded its operations exclusively from proceeds received from investing and financing activities.

Investing Activities

     During the six months ended June 30, 2003, the Company purchased tooling equipment in the amount of $167,000. This tooling equipment will be used to form the capsules that will hold the Company's product.

     The Company also spent $22,641 in costs related to the acquisition of patents for its products.

     At the time of the merger on April 30, 2003, DTR held one remaining promissory note due from FoodMaster International LLC ("FMI") with a remaining principal balance of $467,219. The Company received $479,792 on May 14, 2003 representing full payment on the principal balance plus $12,573 in accrued interest thereon.

Financing Activities

     During the six months ended June 30, 2003, the Company received $617,478 in proceeds from financing activities.

     Subsequent to December 31, 2002 and prior to the merger on April 30, 2003, Developed Technology Resource, Inc. loaned $200,000 to GS Corp. under several promissory notes. Upon the merger of GS Corp. and NP Acquisition on April 30, 2003, as discussed above, these loans have been eliminated.

     At the time of the merger DTR had cash of $400,478, which was transferred to GS Corp for operations.

     In June and August 2003, a former member of the Company's Board of Directors exercised his option to purchase a total of 10,000 shares of the Company's common stock at $0.70 per share. The Company received proceeds of $7,000 in June 2003 related to this exercise.

     In May 2003, the Company received $10,000 from its Chief Executive Officer related to the purchase of a warrant for 218,005 shares of the Company's common stock at an exercise price of $0.45 per share.

Liquidity

     The Company's ability to continue in its present operations and successfully implement its business plan is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations. The Company believes that the existing cash and the results of its operations will be sufficient to fund operations for at least the next 12 months. The Company may raise additional capital, either through a common stock, preferred stock or debt offering. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may continue to evaluate potential new products and alliances, which may require equity or cash resources.

Critical Accounting Policies

     During 2001, the Company sold its interests Phygen, Inc. Due to uncertainties related to the collectibility and realization of the proceeds from this transaction, the Company will recognize the remaining $25,000 gain from this sale on a cash basis of accounting. Additionally, the Company will not recognize interest income on the Phygen note until the cash is received.

Contractual Obligations and Commitments

     In order to reduce costs, DTR abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of June 30, 2003, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company has presently outstanding commitments to pay approximately $50,000 for a clinical trial about to commence, as well as a commitment to purchase at least $75,000 in trade advertising. With the exception of employment agreements, the Company does not have any other significant contractual obligations or commitments.

ITEM 3.  CONTROLS AND PROCEDURES

     As of the end of the quarter ended June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

     As a result of the merger of GS Corp. with NP Acquisition on April 30, 2003, the Company's internal control over financial reporting has changed with respect to new management overseeing this control. The internal control environment in place subsequent to the merger reflects the internal control in effect at GS Corp. prior to the merger.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on July 14, 2003. As of the record date on June 10, 2003, there were 2,560,885 shares of common stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 2,352,274 shares of common stock (approximately 91.85% of the total issued and outstanding).

     Matters voted upon and the results thereof are as follows:

1.   Election of Directors:                          For               Withheld

     Stephen C. Roberts MD                         2,349,738             2,536
     Russell W. Mitchell                           2,349,738             2,536
     Peter L. Hauser                               2,352,274             - 0 -

2. Amendment of the Articles of Incorporation to increase the authorized shares of common stock from 3,333,334 to 50,000,000 and the authorized undesignated stock from 1,666,667 to 10,000,000.

     For: 1,816,188 Against: 3,369 Abstain: 2,167 Broker Non-Vote: 530,550

3. Amendment of the Articles of Incorporation to change the name of Developed Technology Resource, Inc. to GelStat Corporation.

     For: 2,349,607 Against: 2,267 Abstain: 400 Broker Non-Vote:

4.   Adoption of the 2003 Incentive Plan.
     For: 1,817,220 Against: 3,170 Abstain: 1,334 Broker Non-Vote: 530,550

5.   Amendment of the Bylaws to create two classes of directors.
     For: 1,817,354 Against: 2,536 Abstain: 1,834 Broker Non-Vote: 530,550

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     The following new Exhibits are filed as part of this Form 10-QSB:

     (a)  List of Exhibits

          31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

          31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

          32.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

          32.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b)  Reports on Form 8-K
          There was one report on Form 8-K filed by the Company on May 9, 2003. The Form 8-K reported the acquisition of GelStat Corp. by the registrant, and a resulting change of control of the registrant. On July 14 and July 15, 2003, the Company filed amendments to its Form 8-K as filed on May 9, 2003 to file the historical and pro forma financial statements required to be filed in connection with the acquisition. There were no other reports on Form 8-K filed during the quarterly period ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GELSTAT CORPORATION



Date:    August 19, 2003                By  /s/ Stephen C. Roberts
                                            ----------------------------
                                            Name:  Stephen C. Roberts
                                            Title:    Chief Executive Officer


                                        By  /s/ Garry N. Lowenthal
                                            ----------------------------
                                            Name:  Garry N. Lowenthal
                                            Title:    Chief Financial Officer