Form 10QSB
period 2003-09-30
GELSTAT CORP
filed 2003-11-14
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                            Southpoint Office Center
                              1650 West 82nd Street
                                   Suite 1200
                          Bloomington, Minnesota 55431
                          ----------------------------
               (Address of principal executive offices) (zip code)


                                  (952) 881-4105
                                  --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2003, 5,191,770 shares of the issuer's common stock were outstanding.

                               GELSTAT CORPORATION
                          (A Development Stage Company)

                                      INDEX

                    For the Quarter Ended September 30, 2003

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Condensed consolidated balance sheets                           3
               Condensed consolidated statements of operations                 4
               Condensed consolidated statements of shareholders' deficit      5
               Condensed consolidated statements of cash flows                 6
               Notes to condensed consolidated financial statements            7

     Item 2.   Management's Discussion and Analysis or Plan of Operation      12

     Item 3.   Controls and Procedures                                        15

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders            16

     Item 6.   Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                    18

ITEM  1. FINANCIAL STATEMENTS

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,    December 31,
                                                      2003             2002
                                                  ------------     ------------
                                                  (Unaudited)
Current Assets:
     Cash                                         $    317,950     $    133,014
     Inventory                                          12,262               --
     Prepaids                                           69,949            5,001
     Other current assets                                  181               --
                                                  ------------     ------------
         Total current assets                          400,342          138,015

Furniture and Equipment, net                           171,573            1,276
Deposits                                                 5,692              500
Note Receivable - Phygen                                25,000               --
Patents                                                 43,616           11,654
                                                  ------------     ------------

                                                  $    646,223     $    151,445
                                                  ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Note payable                                 $         --     $    300,000
     Accounts payable                                  168,945            3,692
     Accrued lease commitments                          24,671               --
     Accrued other                                       9,275              960
                                                  ------------     ------------
         Total current liabilities                     202,891          304,652

Non-Current Deferred Gain                               25,000               --
                                                  ------------     ------------
         Total liabilities                             227,891          304,652
                                                  ------------     ------------

Commitments and Contingencies                               --               --

Shareholders' Equity:
     Common stock                                       25,959            3,375
     Additional paid-in capital                      1,465,422               --
     Subscriptions receivable                           (3,375)          (3,375)
     Accumulated deficit                            (1,069,674)        (153,207)
                                                  ------------     ------------
         Total shareholders' equity                    418,332         (153,207)
                                                  ------------     ------------

                                                  $    646,223     $    151,445
                                                  ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                Nine Months Ended           June 25, 2002
                                                September 30,                     September 30,            (inception) to
                                        -----------------------------     ----------------------------      September 30,
                                            2003             2002             2003             2002             2003
                                        ------------     ------------     ------------     ------------     ------------
General and administrative
     expenses                           $    389,476     $      8,208     $    920,625     $      8,363     $  1,073,832
Less interest income                             752               --            4,158               --            4,158
                                        ------------     ------------     ------------     ------------     ------------

Net Loss                                $   (388,724)    $     (8,208)    $   (916,467)    $     (8,363)    $ (1,069,674)
                                        ============     ============     ============     ============     ============

Net Loss per Common Share:
     Basic and Diluted                  $      (0.15)                     $      (0.46)
                                        ============                      ============
Weighted Average Shares Outstanding:
     Basic and Diluted                     2,573,113                         1,981,560
                                        ============                      ============

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                  Common Stock          Additional
                            -------------------------     Paid-in        Notes        Accumulated
                              Shares         Amount       Capital      Receivable       Deficit         Total
                            ----------     ----------    ----------    ----------     ----------     ----------
Balance at
  December 31, 2002          3,375,000     $    3,375    $       --    $   (3,375)    $ (153,207)    $ (153,207)

     Net loss                       --             --            --            --       (243,146)      (243,146)

     Recapitalization         (814,115)        22,234     1,427,272            --             --      1,449,506
                            ----------     ----------    ----------    ----------     ----------     ----------

Balance at May 1, 2003       2,560,885         25,609     1,427,272        (3,375)      (396,353)     1,053,153

     Exercise of employee
       stock options            35,000            350        28,150            --             --         28,500

     Purchase of stock
       warrants                     --             --        10,000            --             --         10,000

     Net loss                       --             --            --            --       (673,321)      (673,321)
                            ----------     ----------    ----------    ----------     ----------     ----------

Balance at
  September 30, 2003        $2,595,885     $   25,959    $1,465,422    $   (3,375)   $(1,069,674)    $  418,332
                            ==========     ==========    ==========    ==========     ==========     ==========

   See accompanying notes to the condensed consolidated financial statements.

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                          $ (916,467)   $   (8,363)
     Adjustments to reconcile net loss to cash
          used by operating activities:
          Depreciation                                        399            --
          Loss on asset disposal                              191            --
     Changes in operating assets and liabilities:
          Inventory                                       (12,262)           --
          Prepaids                                         12,442            --
          Other current assets                             37,493            --
          Accounts payable                                165,253            --
          Accrued liabilities                              (1,033)           --
                                                       ----------    ----------
          Net cash used by operating activities          (713,984)       (8,363)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in merger                              400,478            --
     Purchase of equipment                               (170,123)           --
     Patent acquisition costs                             (31,962)           --
     Increase in deposits                                  (5,192)           --
     Proceeds from notes receivable                       467,219            --
                                                       ----------    ----------
          Net cash provided by investing activities       660,420            --
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans                                  200,000        50,000
     Proceeds from sale of warrant                         10,000            --
     Proceeds from exercise of stock option                28,500            --
                                                       ----------    ----------
          Net cash provided by financing activities       238,500        50,000
                                                       ----------    ----------

INCREASE IN CASH                                          184,936        41,637

CASH, Beginning of period                                 133,014            --
                                                       ----------    ----------

CASH, End of period                                    $  317,950    $   41,637
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

                               GELSTAT CORPORATION
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business and Merger
     -------------------
     In November 2002, Developed Technology Resource, Inc. ("DTR") and its wholly-owned subsidiary NP Acquisition Corp. ("NP Acquisition"), a Minnesota corporation, entered into an Option Agreement with GelStat Corp., a Minnesota corporation incorporated on June 25, 2002, ("GelStat Corp."), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave DTR the option to enter into an agreement providing for the merger of NP Acquisition into GelStat Corp.

     On April 30, 2003, NP Acquisition merged with GelStat Corp, and GelStat Corp. became the surviving corporation. In the merger, the former owners of GelStat Corp. received 1,471,530 shares of DTR's common stock in exchange for 3,375,000 shares of GelStat Corp. common stock and GelStat Corp. became DTR's wholly owned subsidiary. No cash consideration was exchanged. Upon completion of the merger, the officers, directors, and former owners of GelStat Corp. owned a majority of the outstanding common stock of DTR and comprised a majority of its Board of Directors, thus constituting a change of control.

     GelStat Corp. changed its name to GS Corp. on June 4, 2003, and DTR changed its name to GelStat Corporation on July 14, 2003. GS Corp. is now the operating business and wholly-owned subsidiary of GelStat Corporation (as consolidated "the Company"). From June 25, 2002 (inception) until the acquisition, GS Corp. had no operating business activities.

     The merger transaction was accounted for as a purchase of DTR by GelStat Corp. (a reverse acquisition in which GelStat Corp. is considered the acquirer for accounting purposes), since the shareholders of GelStat Corp. obtained a majority of the voting rights of DTR as a result of the transaction. The financial statements presented herein reflect the transactions of GelStat Corp. prior to the merger. The following table summarizes the estimated fair values of the DTR assets acquired and liabilities assumed on April 30, 2003 (the date of acquisition).

     Current and other assets                                    $  515,542
     Notes receivable                                               992,219
     Property and equipment                                             764
                                                                 ----------
       Total assets acquired                                      1,508,525
                                                                 ----------

     Current liabilities                                             34,019
     Deferred gain                                                   25,000
                                                                 ----------
       Total liabilities assumed                                     59,019
                                                                 ----------

     Net assets acquired                                         $1,449,506
                                                                 ==========

     The Company is a development stage company, which develops and markets over-the-counter consumer healthcare products. The Company expects to introduce two new consumer healthcare products to the retail market. The first product will provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches and is expected to be distributed in the retail market by the fourth quarter of 2003. The second product is intended for use as a sleep aid.

     Unaudited Financial Statements
     ------------------------------
     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in Form 10-KSB for the year ended December 31, 2002 for DTR and in conjunction with the Form 8-K/A as filed on July 15, 2003 which presented the financial statements and notes for the year ended December 31, 2002 for GelStat Corp. Interim results of operations for the nine-month period ended September 30, 2003 may not necessarily be indicative of the results to be expected for the full year.

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

     An aggregate of 458,005 stock options for the three and nine months ended September 30, 2003, have not been included in the computation of diluted earnings per common share, as their effect would be antidilutive.

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

     SFAS No. 123, "Accounting for Stock Based Compensation", requires the Company to provide pro- forma information regarding net income (loss) and net income (loss) per share amounts as if compensation cost for the Company's employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS No.
     123. The Company estimates the fair value of each stock option at the grant date by using a Black-Scholes option-pricing model. There were no options granted during 2002. See Note 4 for options granted in 2003. The following assumptions were used for options granted during the periods:

     Nine Months Ended                                September 30, 2003
     ---------------------------------                ------------------
     Dividend Yield                                          None
     Volatility                                           36% to 49%
     Risk Free Interest Rate                            2.60% to 3.07%
     Expected Lives in Months                                 60

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per basic and diluted share would have been reduced to the pro forma amounts indicated below:

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              -------------------------     -------------------------
                                                 2003           2002           2003           2002
                                              ----------     ----------     ----------     ----------
     Net loss as reported                     $ (388,724)    $   (8,208)    $ (916,467)    $   (8,363)
       Add:  Stock-based compensation
       expense included in reported net
       income                                         --             --             --             --
       Deduct:  Stock-based compensation
       expense determined under fair value
       based method for all awards               (41,725)            --        (78,786)            --
                                              ----------     ----------     ----------     ----------
       Pro forma net loss                     $ (430,449)    $   (8,208)    $ (995,253)    $   (8,363)
                                              ==========     ==========     ==========     ==========
     Net loss per common share:
       Basic - as reported                    $    (0.15)                   $    (0.46)
       Basic - pro forma                      $    (0.17)                   $    (0.50)
       Diluted - as reported                  $    (0.15)                   $    (0.46)
       Diluted - pro forma                    $    (0.17)                   $    (0.50)

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS No. 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during its fourth quarter ended December 31, 2002 and it did not have a material impact on the Company's financial statements in 2002.

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

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     In order to reduce costs, DTR abandoned its leased premises in January 2001 and moved its remaining assets to an office space that it rents on a month-to-month basis for $100 per month. At September 30, 2003, the Company has $24,671 accrued for all unpaid and future amounts due under the old lease, net of its security deposit.

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

     In September 2003, two former employees exercised their option to purchase a total of 20,000 shares of the Company's common stock at $0.70 per share. The Company received proceeds of $14,000 in September 2003 related to these exercises.

     In January 2003, GS Corp sold a stock purchase warrant in the amount of $10,000 to its Chief Executive Officer. This warrant was for 500,000 shares at an exercise price of $.20 per share, which was equal to the fair value of the GS Corp. stock at the grant date. After the merger, this warrant for GS Corp. stock was exchanged for a warrant to purchase 218,005 shares of DTR's common stock at an exercise price of $0.45 per share. This warrant is fully vested and expires on January 12, 2008. In May 2003, the Company received the payment of $10,000 from its Chief Executive Officer for this warrant purchase.

     During the quarter ended September 30, 2003, the Company granted 240,000 options with an exercise price of $2.75, which was equal to the closing price of the Company's stock on July 9, 2003. These options vest between one and five years and expire in July 2008.

     On September 25, 2003, the Company declared a one-for-one stock dividend payable on or about October 20, 2003 to the shareholders of record on October 6, 2003.

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     -------------------------------------------------

     The Company has eliminated all non-cash effects of the merger transaction on April 30, 2003 as discussed in Note 1. There was no cash paid for interest or taxes during the three and nine months ended September 30, 2003 and 2002.

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

     GelStat Corporation was formerly known as Developed Technology Resource, Inc. ("DTR").

     In November 2002, DTR and its wholly-owned subsidiary NP Acquisition Corp. ("NP Acquisition"), a Minnesota corporation, entered into an Option Agreement with GelStat Corp., a Minnesota corporation, ("GelStat Corp."), and its three shareholders Stephen Roberts, James Higgins and Russell Mitchell which gave the DTR the option to enter into an agreement providing for the merger of NP Acquisition into GelStat Corp.

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

     GelStat Corp., the surviving wholly owned subsidiary, changed its name to GS Corp. on June 4, 2003, and DTR changed its name from Developed Technology
Resource, Inc. to GelStat Corporation on July 14, 2003. GS Corp. is now the operating business and wholly-owned subsidiary of GelStat Corporation. From June 25, 2002 (inception) until the acquisition, GS Corp. had no operating business activities. The consolidated financial statements include the accounts of the GS Corp. since its inception on June 25, 2002. Subsequent to the merger with NP Acquisition Corp. on April 30, 2003, the consolidated financial statements include the activity of GelStat Corporation and its wholly-owned subsidiary GS Corp (as consolidated "the Company").

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

     The Company is a development stage company and has not generated revenues since the date of inception on June 25, 2002. The Company's ability to continue its present operations and successfully implement its business plan is contingent upon its ability to market its products in order to generate revenues and ultimately attain and sustain profitable operations.

General and administrative

     General and administrative expenses for the three months and nine months ended September 30, 2003 were $389,476 and $920,625, respectively. General and administrative expenses for the nine months ended September 30, 2003 are comprised primarily of expenses related to research and development ($77,000), advertising and marketing ($197,000), travel ($65,000), legal and professional fees ($126,000), insurance ($24,000), rent ($18,000), consulting fees ($91,000), personnel costs ($296,000) and other miscellaneous office costs ($27,000).

     General and administrative expenses for the three months and nine months ended September 30, 2002 were $8,208 and $8,363, respectively. The expenses for 2002 are significantly less than for 2003 because GS Corp commenced its business on June 25, 2002.

     GelStat added substantially to its general and administrative expenses during the nine months ended September 30, 2003, and has continued to increase such ongoing expenses, primarily through the addition of key personnel and for product development work required prior to the envisioned national launch of the Company's first product. The Company anticipates that it will continue to experience growth in its general and administrative expenses for the foreseeable future and that its general and administrative expenses will be a material use of cash resources.

Other income and expense

     At the time of the merger on April 30, 2003, DTR held one remaining promissory note due from FoodMaster International LLC ("FMI") with a remaining principal balance of $467,219. From the time of the merger to May 14, 2003, when the Company received full payment of the note and accrued interest, the Company recorded interest income of $2,895. The Company also recorded $1,263 related to interest that it received from banks on its cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     The Company used cash of $713,984 primarily for current period expenses during the nine months ended September 30, 2003. The Company funded its operations exclusively from proceeds received from investing and financing activities.

Investing Activities

     During the nine months ended September 30, 2003, the Company purchased tooling equipment for $167,000 and office supplies for $3,123. This tooling equipment will be used to form the capsules that will hold the Company's products.

     The Company also spent $31,962 in costs related to the acquisition of patents for its products and $5,192 for deposits on its additional office space in Wisconsin.

     At the time of the merger on April 30, 2003, DTR held one remaining promissory note due from FoodMaster International LLC ("FMI") with a remaining principal balance of $467,219. The Company received $479,792 on May 14, 2003 representing full payment on the principal balance plus $12,573 in accrued interest thereon.

Financing Activities

     During the nine months ended September 30, 2003, the Company received $638,978 in proceeds from financing activities.

     Subsequent to December 31, 2002 and prior to the merger on April 30, 2003, Developed Technology Resource, Inc. loaned $200,000 to GS Corp. under several promissory notes. Upon the merger of GS Corp. and NP Acquisition on April 30, 2003, as discussed above, these loans have been eliminated in consolidation.

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

     In September 2003, two former employees exercised their option to purchase a total of 20,000 shares of the Company's common stock at $0.70 per share. The Company received proceeds of $14,000 in September 2003 related to these exercises.

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

Critical Accounting Policies

     During 2001, DTR sold its interests in Phygen, Inc. Due to uncertainties related to the collectibility and realization of the proceeds from this transaction, the Company will recognize the remaining $25,000 gain from this sale on a cash basis of accounting. Additionally, the Company will not recognize interest income on the Phygen note until the cash is received.

Contractual Obligations and Commitments

     In order to reduce costs, DTR abandoned its leased premises in January 2001. However, this operating lease did not expire until April 30, 2002. As of September 30, 2003, the Company has accrued a net amount of $24,671. This includes all unpaid amounts of $28,034 due under the lease less its security deposit of $3,363. The Company has presently outstanding commitments to pay approximately $50,000 for a clinical trial about to commence, as well as a commitment to purchase at least $75,000 in trade advertising. With the exception of employment agreements, the Company does not have any other significant contractual obligations or commitments.

ITEM 3.   CONTROLS AND PROCEDURES

     As of the end of the quarter ended September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

     Matters voted upon and the results thereof are as follows:

1.   Election of Directors:             For             Withheld
                                        ---             --------
     Stephen C. Roberts MD            2,349,738           2,536
     Russell W. Mitchell              2,349,738           2,536
     Peter L. Hauser                  2,352,274           - 0 -

2. Amendment of the Articles of Incorporation to increase the authorized shares of common stock from 3,333,334 to 50,000,000 and the authorized undesignated stock from 1,666,667 to 10,000,000.
     For: 1,816,188   Against: 3,369   Abstain: 2,167   Broker Non-Vote: 530,550

3. Amendment of the Articles of Incorporation to change the name of Developed Technology Resource, Inc. to GelStat Corporation.
     For: 2,349,607   Against: 2,267   Abstain: 400     Broker Non-Vote:   -0-

4.   Adoption of the 2003 Incentive Plan.
     For: 1,817,220   Against: 3,170   Abstain: 1,334   Broker Non-Vote: 530,550

5.   Amendment of the Bylaws to create two classes of directors.
     For: 1,817,354   Against: 2,536   Abstain: 1,834   Broker Non-Vote: 530,550

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The following new Exhibits are filed as part of this Form 10-QSB:

     (a)  List of Exhibits

          20.1 Audit Committee Charter, as amended on October 15, 2003

          31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

          31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

          32.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

          32.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     (b)  Reports on Form 8-K
          On July 14 and July 15, 2003, the Company filed amendments to its Form 8-K as filed on May 9, 2003 to file the historical and pro forma financial statements required to be filed in connection with the acquisition. There was one report on Form 8-K filed by the Company on August 1, 2003. The purpose of which was to (i) file of record the Articles and Bylaws, as amended and restated, (ii) to file of record the 2003 Incentive Plan as adopted, (iii) to file of record the Audit Committee Charter, and (iv) to provide a description of the capital stock of the Company as provided in the amended and restated Articles of Incorporation. There was one report on Form 8-K filed by the Company on September 25, 2003 announcing a one-for-one stock dividend payable to the shareholders of record on October 6, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GELSTAT CORPORATION

Date:    November 14, 2003              By /s/ Stephen C. Roberts
                                           --------------------------------
                                        Name:  Stephen C. Roberts
                                        Title: Chief Executive Officer

                                        By /s/ Garry N. Lowenthal
                                           --------------------------------
                                        Name:  Garry N. Lowenthal
                                        Title: Chief Financial Officer