Form 10KSB
period 2003-12-31
GELSTAT CORP
filed 2004-03-30
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         --------------------------------------------------------------

                                   FORM 10-KSB

|X|               Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_|               Transition report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission File Number: 0-21394

                               GELSTAT CORPORATION

                MINNESOTA                            41-1713474

         State of Incorporation          I.R.S. Employer Identification No.

                              1650 WEST 82ND STREET
                                   SUITE 1200
                          BLOOMINGTON, MINNESOTA 55431

                             ----------------------
                      Address of Principal Executive Office

                                 (952) 881-4105

                                 --------------
                            Issuer's Telephone Number

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:

                                      NONE

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Issuer's revenues for its most recent fiscal year:  $0

As of March 25, 2004, 6,796,370 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the closing price of the Common Stock of $5.35 as reported by the OTC Bulletin Board on March 25, 2004 was $21,069,958.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

         Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that address expectations or projections about the future, including without limitation statements about product development, market position, expected expenditures and financial results, are forward-looking statements.

         Some of the forward-looking statements may be identified by words such as "expects," "anticipates," "plans," "intends," "projects," "indicates," "believes," and similar expressions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements are not guarantees of future performance and involve a large number of risks, uncertainties and assumptions. Accordingly, actual results or performance of GelStat Corporation ("GelStat") will most likely differ significantly, positively or negatively, from forward-looking statements made herein. Unanticipated events and circumstances are likely to occur. Factors that might cause such differences include, but are not limited to, those discussed under the heading "Investment Considerations" included under "ITEM 1. DESCRIPTION OF BUSINESS," which investors should carefully consider. These factors include, but are not limited to, risks that GelStat products may not perform as expected or may not receive the level of market acceptance anticipated; anticipated funding may prove to be unavailable; intense market competition may result in lower than anticipated revenues or higher than anticipated costs, and general economic conditions, such as the rate of employment, inflation, interest rates and the condition of the capital markets may change in a way that is not favorable to GelStat. This list of factors is not exclusive. GelStat undertakes no obligation to update any forward-looking statements.

         The Company cautions the reader not to place undue reliance on any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         GelStat Corporation, a development stage company (formerly known as Developed Technology Resource, Inc.) was incorporated on November 13, 1991 in the State of Minnesota. As of January 1, 2001, the Company was not actively engaged in operating business activities. It generated no revenues during 2002 and 2001. The Company's principal executive office is located at 1650 West 82nd Street, Suite 1200, Bloomington, MN 55431, (telephone 952-881-4105) and its website is www.gelstat.com

         Effective April 30, 2003, the Company acquired GelStat Corp. ("GC") as a wholly-owned subsidiary. GC was organized in June 2002 for the purpose of developing, manufacturing and marketing over-the-counter (OTC) and other non-prescription consumer health products related to migraine and sleep. The acquisition was accomplished by merger of GC (a Minnesota corporation) with our wholly-owned subsidiary, NP Acquisition (a Minnesota corporation). In the merger, the former owners of GC received shares of our common stock and GC became our wholly-owned subsidiary. No cash consideration was exchanged. The amount of the merger consideration was negotiated at arms length based on the then recent trading price of our common stock and our assessment of the business prospects of GC. In July 2003, the Company changed its name to GelStat Corporation. References in this Report to the "Company" or "GelStat" mean GelStat Corporation and its wholly-owned subsidiary.

         GelStat Corporation is a consumer healthcare company dedicated to the cost-effective development and marketing of OTC and other non-prescription consumer healthcare products. Development efforts are focused exclusively on products for migraine therapy and to improve sleep, both multi-billion dollar global markets. GelStat is committed to building a portfolio of products addressing these conditions and believes that each of its present or planned products offers significant commercial potential. The Company believes that its current and planned products could potentially offer improved efficacy, safety and/or convenience relative to existing products.

         The Company's first product is GelStatTM Migraine, a patent pending solution designed to provide acute relief from migraine headaches. In conjunction with this first product, the Company has developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is expected to provide fast relief from migraine headaches for most users at a fraction of the cost of prescription medications. GelStat Migraine is now being introduced to retailers and wholesalers across the United States with several purchase orders having already been received. GelStat Migraine is a homeopathic drug.

         GelStatTM Sleep is presently under development and is intended to be marketed as a sleep aid. It is expected to be introduced to retailers in 2005 as the first offering in GelStat's second major product line. GelStat Sleep is expected to be marketed as a nutritional supplement.

OVERVIEW OF REGULATIONS REGARDING THE MANUFACTURE AND SALE OF HOMEOPATHIC DRUGS AND NUTRITIONAL SUPPLEMENTS.

         THIS OVERVIEW IS A BRIEF SUMMARY AND DOES NOT PURPORT TO BE COMPLETE.

         In general, the Company's products are regulated both by the U.S. Food and Drug Administration (the "FDA") and by the U.S. Federal Trade Commission (the "FTC.")

         The FDA treats homeopathic drugs, both prescription and OTC, differently than non-homeopathic drugs. Unlike non-homeopathic drugs, homeopathic drugs are not required to submit to pre-market approval and are not required to be tested for safety and effectiveness. Homeopathic drugs must meet the standards set forth by the Homeopathic Pharmacopoeia of the United States ("HPUS.")

         In general, the FTC and/or the FDA prohibit fraud in the marketing of homeopathic drugs, monitor OTC versus prescription use of homeopathic drugs, hold homeopathic drugs to several labeling requirements, and require production in compliance with current good manufacturing practices (with some exceptions).

         The FDA prohibits "health fraud," defined as:

                  The deceptive promotion, advertisement, distribution or sale of articles, intended for human or animal use, that are presented as being effective to diagnose, prevent, cure, treat, or mitigate disease (or other conditions), or provide a beneficial effect on health, but which have not been scientifically proven safe and effective for such purposes. Such practices may be deliberate, or done without adequate knowledge or understanding of the article.

         Only those homeopathic drugs that treat "self-limiting" conditions and that the average consumer can recognize and diagnose are allowed to be marketed as OTCs. Homeopathic drugs that claim to treat serious diseases and/or those that require diagnosis by a physician, such as AIDS or cancer, must be marketed as prescription homeopathic drugs - they cannot be sold as an OTC drug.

         The FDA requires that homeopathic drugs be properly labeled. A "drug or device shall be deemed to be misbranded... [i]f its labeling is false or misleading in any particular." Furthermore, Section 352 of the Act requires that the name and place of business of the manufacturer, packer, or distributor be placed on the package. Homeopathic drugs for retail sale must also bear adequate directions for use that can be interpreted by the average lay person, and their ingredients as well as the dilution of each active ingredient must be stated. (with dilution stated as the number of 1:10 dilutions required to arrive at the final concentration of active ingredient.) The label must also state at least one major indication for the drug, the drug's established name, and any applicable warnings.

         The FDA requires that homeopathic drugs be manufactured in general conformance with current good manufacturing practice (GMP.) However, there are two exceptions to this requirement. First, homeopathic drugs do not require expiration dating. Second, the FDA does not presently require laboratory determination of the identity and strength of each active ingredient prior to the release and distribution of the drug on the market.

         For further information on the FDA's regulation of homeopathic drugs, see the FDA's Compliance Policy Guide (CPG), "Conditions Under Which Homeopathic Drugs May be Marketed," which is available on the FDA's website, www.fda.gov.

         Regulations governing nutritional supplements were substantially changed with passage of the U.S. Dietary Supplement Health and Education Act of 1994 (DSHEA). Prior to the DSHEA, the Nutritional Labeling Act (NLA) gave the FDA wide interpretive powers in establishing appropriate label claims, and all such claims had to be pre-approved by the FDA.

         Under DSHEA a manufacturer must only supply the FDA with information adequate to provide "reasonable assurance that the product does not present a significant or unreasonable health risk of illness or injury." This information must be supplied at least 75 days before the product is available to consumers. DSHEA permits the labels of dietary supplements to contain truthful and non-misleading structure/function claims and nutritional support claims that describe the role of the nutrient in supporting wellness. Nutritional supplements are not allowed to make claims to diagnose, prevent, cure, treat, or mitigate disease. In addition, certain structure/function claims otherwise allowed may be disallowed for a product administered by other than normal ingestion (e.g. sublingually.)


PRODUCTS

         GELSTAT(TM) MIGRAINE

         GelStat Migraine is a patent pending homeopathic drug intended for use in providing acute relief from the pain and associated symptoms of migraine and migraine-like headaches. It is believed to be more effective if used early in the course of an attack, but may be used at any time. GelStat Migraine is administered sublingually (under the tongue), and held in place briefly before being swallowed.

         GelStat Migraine is provided in single dose (OraDose(TM)) dispensers, which are intended to ensure ease of use as well as consistent, accurate administration of medication. The OraDose(TM) System is GelStat's proprietary, patent pending sublingual administration system. It includes not only the patent pending dispenser, but also a product formulation specifically designed to enable and enhance sublingual delivery of active ingredients zingiber officinale (ginger) and pyrethrum parthenium (feverfew.)

         A recent clinical trial showed GelStat Migraine to be effective in 83% of patients, whose migraine pain was either eliminated or arrested at the mild pain phase by early treatment. In this study 30 patients who consistently develop moderate to severe migraine headache pain were treated with GelStat Migraine early in the course of an attack, while at the mild pain phase. The primary objective was to assess the efficacy of GelStat Migraine in providing acute relief from migraine headache  pain  and  associated  symptoms.  Results  demonstrated  that migraine headache pain two hours after treatment was either mild or none in 83% of patients. Pain-free response was obtained by 48% of patients, with 34% reporting only mild pain, 17% moderate pain and 0% severe pain. Of those pain-free at two hours, 71% remained pain-free during the 24 hour post-dose period and 85% remained pain-free or had only mild pain. Moderately painful headache recurred in 14% of patients and severely painful headache in 0%. Migraine associated symptoms such as photophobia, phonophobia and nausea were eliminated in 53% of those patients initially reporting such symptoms. Side effects were infrequent and minor.

         Initial clinical trial data suggests that GelStat Migraine may be more effective than competing OTC migraine relief products, and that it may not be associated with the side effects common to other OTC products, such as stomach upset, or the development of rebound headaches and chronic daily headaches. Prescription medications for migraine are generally associated with much more severe side effects, none of which have been noted with use of GelStat Migraine.

         GELSTAT(TM) SLEEP

         GelStat Sleep is expected to be introduced at retail in 2005 for use as a sleep aid.

         The Company has internally conducted initial marketing research on GelStat Sleep and has found the product to be very well received by potential consumers who have sampled it.

         Unlike nearly all non-prescription sleep aids, GelStat Sleep does not contain antihistamines. Antihistamines cause drowsiness, but they are often ineffective sleep aids, and have side effects that create problems for many users.

         GelStat Sleep is expected to employ a unique combination of active ingredients, each of which has independently been shown in some studies to be effective in promoting healthy sleep. Those ingredients are combined with proprietary adjuncts as part of the OraDose(TM) Delivery System to ensure rapid, effective and safe administration when used as directed. By utilizing the OraDose System to deliver the planned combination of ingredients, the Company hopes to offer a product that is substantially advantageous relative to competing products.

ORADOSE(TM) DELIVERY SYSTEM

         The OraDose(TM) Delivery System is a patent pending delivery system employed by GelStat for sublingual (under the tongue) administration of GelStat Migraine and, it is expected, will be employed for administration of other OTC and other non-prescription health products. The OraDose System includes not only the OraDose dispenser, but also the specific formulations used to improve sublingual absorption of each product.

         Sublingual administration is often advantageous but seldom utilized, especially with non-prescription products. When properly formulated, many products may be administered sublingually and better overall performance might therefore be realized. Sublingual administration may be particularly advantageous because substances thus administered may evidence a more rapid onset of action, faster attainment of peak plasma concentration, and greater overall absorption.

         The OraDose(TM) Delivery System is an important part of GelStat's effort to create products that work faster, are more effective and offer better safety profiles than similar products administered by traditional means. GelStat may employ the OraDose(TM) Delivery System in a number of future products.

SALES AND MARKETING

         MARKET SIZE

         GelStat(TM) Migraine
         --------------------

         Migraine is an extremely common and debilitating illness. According to the American Council for Headache Education, migraines afflict 25 to 30 million people in the U.S. alone, with 92% of all sufferers reporting some degree of disability. Women account for two-thirds to three-fourths of all migraine patients, as gender specific prevalence in the U.S. is 17.6% for females and 6% for males using the IHS (International Headache Society) criteria for migraine diagnosis. Twenty-five percent of women with migraine experience four or more severe attacks per month, 35% experience one to three severe attacks per month, and 40% experience one or less than one severe attacks per month. Americans spend an estimated $6 billion per year on treatments to relieve migraine, including approximately $2.6 billion on OTC headache medications.

         The Company believes that GelStat Migraine is a more effective, faster, and essentially side effect free alternative to presently available OTC migraine treatments and that it can therefore compete effectively in the migraine treatment market.

         GelStat(TM) Sleep
         -----------------

         The National Sleep Foundation defines "insomnia" as any of the following symptoms: difficulty falling asleep, frequent waking during the night, waking too early and not being able to go back to sleep, or waking feeling unrefreshed.

         Symptoms of insomnia, including occasional sleeplessness, affect approximately two-thirds of Americans. Over half of all adults (58%) report experiencing at least one of the four symptoms of insomnia at least two nights per week, and 35% (approximately 70 million) report symptoms of insomnia every night. Clinically significant insomnia affects 10 to 17 percent of the adult U.S. population, though only about 4% seek a physician's assistance for treatment, most relying on self-medication and non-prescription products. Insomnia is more common among the elderly, but a recent survey showed that even among young adults, approximately 10% had used non-prescription medications in the past year to improve sleep. Insomnia is the second most common medical complaint after pain.

         DOMESTIC SALES & MARKETING

         The largest distribution channel for OTC and non-prescription consumer healthcare products in the United States is chain and independent drug stores and pharmacies. There are approximately 25,000 chain drug stores in the U.S. and 20,000 independent drug stores and small chains (5 stores or less).

         Food stores account for another 28,000 retail locations. Mass merchandisers (Wal-Mart, Target, etc.) and Club stores (e.g. Sam's Club) total another 7,400 locations, approximately 5,000 of which have full service pharmacies.

         GelStat intends to market and distribute its products primarily through these mainstream chain drug store, food store, and mass merchandise retailers. Other potential distribution channels include

120,000 convenience stores, 4,500 specialty nutrition and health stores, and direct marketing via television, radio, catalogs and the Internet.

         INTERNATIONAL SALES & MARKETING

         The global incidence of migraine approximates that found in the United States. GelStat is pursuing international sales and marketing opportunities for GelStat Migraine simultaneous with now ongoing domestic distribution, and expects to achieve initial international sales in 2004. The Company also plans on introducing GelStat Sleep internationally simultaneous with its domestic launch, planned for 2005.

COMPETITION

         There are numerous other companies that manufacture and market products that presently compete with the intended products of the Company. Most of the companies that compete with the Company have much greater market exposure, personnel, and financial resources than the Company. Most of the products that compete with the Company's products have greater brand recognition, and have already achieved a certain amount of consumer acceptance.

         The Company believes that for GelStat Migraine its primary competition is with other OTC migraine medications. The OTC migraine market is based almost entirely on common analgesics, some having been slightly modified for migraines (e.g. by the addition of caffeine). Typical competitors include products like Excedrin Migraine(R), Motrin Migraine(R) and Advil Migraine(R).

     Non-steroidal anti-inflammatory drugs (NSAIDs: ibuprofen, aspirin, etc.) have significant harmful side effects. Common side effects of these OTC analgesics include rebound headaches (both caffeine and NSAIDs can cause), chronic daily headache, liver damage, kidney damage, ulcers and, less serious but more frequently, stomach upset.

         The Company also competes indirectly with prescription migraine treatments. Triptans are now recognized as the prescription drug of choice ("gold standard") for most migraine patients, and have largely displaced other prescription medications. All triptans bind with serotonin receptors on blood vessels, causing vasoconstriction (narrowing) of the arteries, thus relieving migraine pain.

         One problem with triptans is that they are not specific for arteries in the brain, but narrow all arteries, including those in the heart. Chest-related symptoms, such as pressure or pain, occur with all triptans and up to 10% of patients discontinue treatment because of these symptoms. Triptans may also lead to headache recurrence (the headache initially leaves, but comes back, often worse than originally.) Headache recurrence is reported to occur in 26-39% of those using sumatriptan. Another side effect not often discussed in the literature, but frequently mentioned by patients, is that triptan use often leaves them feeling weak and exhausted.

PRINCIPAL SUPPLIERS

         GelStat is dependent on numerous third-parties and strategic partners. The Company must reach and maintain agreements with third-parties to supply it with the manufacturing, packaging, public relations, advertising, clinical trials, product brokering and distribution, and other products and services necessary to effect the business plan. The Company believes that at least several alternative sources exist for each service and component purchased for and used in the manufacture and marketing of its products. However, GelStat generally does not have long term service agreements with those performing services for the Company or long term supply agreements with suppliers to provide product at any set price or at all. In addition, GelStat currently does not have the physical or human resources to independently manufacture its products or any other products that might be developed. The Company particularly relies on Cardinal Health for the manufacture and packaging of its products. While believing that an alternate vendor could be found, the need to change vendors, should it arise, would be likely to have a material adverse effect on the Company. The Company intends to outsource all of its product manufacturing and packaging operations for the foreseeable future.

INTELLECTUAL PROPERTY

         The Company plans to continuously define, expand and defend the intellectual property related to its products and delivery systems. As such, GelStat has filed several domestic patent applications and has recently filed for international protection on GelStat Migraine under the Patent Cooperation Treaty (PCT) protocol. None of the applied for domestic or international patents have been granted. As such, GelStat Migraine is presently marketed as "patent pending." GelStat also seeks both domestic and international protection of its name, brands and logo. Intellectual property protection is very important to the successful marketing and distribution of its products. GelStat will therefore continue to file patent and other intellectual property applications to protect inventions and improvements that are considered important to the development of its products and business. The Company plans to file for international protection in those markets believed to hold potential economic importance for the Company. GelStat also relies on trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

RESEARCH AND DEVELOPMENT

         GelStat is a marketing driven company dedicated to migraine and problem sleep, both multi-billion dollar international markets. Nonetheless, potential new product opportunities may be evaluated according to their likely competitive advantage (economic as well as clinical), potential market size, patentability, suitability for sale as non-prescription products, likely consumer acceptance and ability of the Company to successfully execute development and launch within the constraints of the present opportunities. Ideally, additional products will prove suitable for administration via the OraDose(TM) Delivery System or other unique delivery system which the Company might develop in the future.

         GelStat Migraine is currently being positioned as a first-line treatment for use as an early intervention in the treatment of migraine headaches, consistent with clinical data obtained thus far. However, several additional clinical trials of GelStat Migraine are presently underway and several more are planned. In addition to providing additional data on the efficacy of GelStat Migraine, such trials might create additional marketing opportunities and support the development of new products for migraine treatment. Additional products could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product), or for "mini-prophylaxis" (prevention of migraine through daily use at and around the time of an expected menstrual period in women whose migraine is frequently associated with menses.) While there is no data presently available to support such use, these additional trials could provide such support and thus open substantially larger markets for GelStat Migraine or some modification thereof. Of course, the results of future and ongoing trials are uncertain.

         The Company incurred $155,014 and $21,090 in research and development expense for the year ended December 31, 2003 and for the period from June 25, 2002 (inception) until December 31, 2002 respectively. The Company plans to increase expenditures on research and development in 2004, primarily in the performance of additional clinical trials.

         GelStat plans to conduct clinical trials on every product it develops, prior to offering that product for sale. It is believed essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer.

EMPLOYEES

         GelStat maintains an executive office in Bloomington, Minnesota, and a branch office in Schofield, Wisconsin. The Company currently employs 9 people and expects to expand significantly in 2004. GelStat will actively seek, among others, additional accounting personnel and administrative staff.

EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The following table sets forth the directors, officers, and significant employees of the Company, their ages and positions with the Company as of March 25, 2004:

Name                          Age        Position
----                          ---        --------

Stephen C. Roberts, M.D.      43         Chairman, Chief Executive Officer and
                                         Chief Financial Officer

Russell W. Mitchell           43         Director, President

James W. Higgins              43         Executive Vice President

Richard W. Ringold            40         VP, Managing Director - International

Arthur Pirrone                60         VP, Domestic Sales & Marketing

Michael C. Borman             39         VP, Business Development



         Stephen C. Roberts, M.D., Chairman and Chief Executive Officer

         Dr. Roberts is a co-founder of GelStat Corp. (the Company's wholly-owned subsidiary) and presently serves as Chairman and CEO of the Company. He has been a member of the Board of Directors of the Company since April 30, 2003. Prior to forming GelStat Corp., from June, 2001, Dr. Roberts was with Oak Ridge Financial Group, Inc., a Minneapolis-based investment banking firm, and prior to that, from May, 1999 was President of Naturewell, Inc., which was engaged primarily in the research and development of proprietary nutraceutical products intended for a variety of conditions including migraine headaches and allergies. Dr. Roberts founded AmTech Scientific, Inc. in 1998, primarily to develop and commercialize a unique diagnostic test for the detection of active tuberculosis. Dr. Roberts led the product development activities and FDA submissions for AmTech Scientific, which was subsequently acquired by LaJolla Diagnostics, and the AmTech TB test sold to Meridian Bioscience, Inc. Dr. Roberts has substantial experience in clinical research, basic science research and regulatory issues. He was a Partner and Principal at Maven Securities, Inc., a Minneapolis-based investment banking firm, from 1996 to 1998. Dr. Roberts received his medical degree from the University of Minnesota Medical School, and received a B.A. in Chemistry and Biology from St. Olaf College in Northfield, Minnesota.

         Russell W. Mitchell, President and Director

         Mr. Mitchell is a co-founder of GelStat Corp. and serves as President of the Company. He has been a member of the Board of Directors of the Company since April 30. 2003. Mr. Mitchell previously founded Mitchell Health Technologies, Inc. (MHT), a leading master broker, specializing in the marketing and distribution of non-prescription drugs and nutritional supplements. As President of MHT

MHT since its 1994 founding, Mr. Mitchell was master broker for Quigley Corporation during their national rollout of Cold-Eeze, which attained retail sales of approximately $140 million annually within 18 months - and which is widely considered the most successful new product launch to date in its category. Mr. Mitchell has 20 years of sales and marketing experience, including 15 years of experience in new product development and sales and marketing of prescription drugs, OTC drugs and nutritional supplements. Mr. Mitchell majored in Business Administration - Marketing at Michigan Technological University.

         James W. Higgins, Executive Vice President

         Mr. Higgins is a co-founder of GelStat Corp. and presently serves as Executive Vice President of the Company. Prior to joining the Company, Mr. Higgins was Executive Vice President of Mitchell Health Technologies, where he was responsible for managing all channels of retail distribution. Previously, Mr. Higgins spent 15 years with the AC Nielsen Co., where his responsibilities included accounts with some of the most prominent Consumer Product Goods companies in America, such as Kraft Foods and Good Humor-Breyers Ice Cream. Mr. Higgins has extensive experience in the field of consumer research and applied market research for consumer response management. Mr. Higgins received an undergraduate degree in Business & Marketing for Northern Michigan University.

         Richard W. Ringold, Vice President, Managing Director-International

         Mr. Ringold has more than 15 years of global business management, corporate development and strategic marketing experience. Prior to joining GelStat, Mr. Ringold was Vice President of Corporate Finance at Oak Ridge Financial Group, Inc., focusing on merger and acquisition activities for corporate clients in the areas of medical products, technology, consumer products and manufacturing. Previously, Mr. Ringold was Director of International Marketing for the Toro Company (NYSE:TTC), where his direct responsibility included all Toro Consumer products sold outside the United States. Prior to that, Mr. Ringold spent 7 years at the Donaldson Company (NYSE:DCI) in a variety of business development, marketing and management roles, including leading the formation of Donaldson's first joint venture in China. Mr. Ringold has extensive experience building businesses internationally through joint ventures, distribution agreements, acquisitions and strategic alliances in Europe, Asia, Australia, Canada and Latin America. Mr. Ringold began his business career with Dow Chemical Company (NYSE:DOW). Mr. Ringold graduated magna cum laude from St. Olaf College with B.A. degrees in Chemistry and Biology, and received an MBA from the Carlson School of Management at the University of Minnesota.

         Arthur Pirrone, Vice President - Domestic Sales & Marketing

         Mr. Pirrone has more than 30 years of sales and marketing experience with OTC and Health and Beauty consumer products (HBC products). Prior to joining GelStat in 2003, Mr. Pirrone spent five years as a well-known HBC/OTC consultant, specializing in new product introductions, distributor development, promotional strategies, national account management, sales training, and establishing relationships with major drug wholesalers. From 1989 to 1998, Mr. Pirrone was Vice President of Sales & Marketing for Inverness Medical Technology, where he managed the growth and sales of the retail division, including achieving 100% chain drug distribution of the One Touch brand. Previously, Mr. Pirrone was Vice President of Sales & Marketing at Roberts Proprietaries, Inc., National Sales Manager at Hudson Vitamin/Pharmaceutical Corporation, and held senior sales positions at Abbott Laboratories and Revlon. Mr. Pirrone began his career in sales in the toiletries division of Proctor & Gamble where he achieved "Salesman of the Year" as well as numerous other awards. Mr. Pirrone graduated from New York University (NYU) with a degree in Business Administration.

         Michael C. Borman, Vice President - Business Development

         Mr. Borman has over 15 years of experience in executive and consulting roles, having previously held senior positions in strategic and financial planning, business development, product marketing, and sales with companies including Accenture (formerly Andersen Consulting), Pillsbury, and Ceridian. Prior to joining GelStat, Mr. Borman was Managing Partner of Growth Partners, a management advisory firm that specializes in arranging financing and working with early stage companies to implement growth strategies. Prior to founding Growth Partners, Mr. Borman was involved in the launch of WAM!NET, which became one of Minnesota's 50 fastest growing private companies and was a leading provider of data and network solutions to the Military, Defense Department and the Media industry. Mr. Borman was a Benton Scholar at the University of Michigan Business School where he received his MBA in Finance, Marketing, and Corporate Strategy. He received a Bachelor of Arts degree in Economics from the University of Wisconsin - Madison.

         Each officer of the Company is elected or appointed by the Board of Directors of the Company and holds office until a successor is elected, or until the earlier of death, resignation or removal.

         To the knowledge of the Company, no officer or director of the Company is a party adverse to the Company or has material interest adverse to the Company in any legal proceeding.

         There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

         The information given in this Report on Form 10-KSB concerning the directors and officers is based upon statements made or confirmed to the Company by or on behalf of such directors and officers, except to the extent that such information appears in the Company's records.

INVESTMENT CONSIDERATIONS

PROSPECTIVE INVESTORS IN THE COMPANY SHOULD BE AWARE OF AND CAREFULLY CONSIDER THE FOLLOWING MATTERS AND OTHER INFORMATION PROVIDED BY THE COMPANY BEFORE MAKING A DECISION TO INVEST. THE RISKS DESCRIBED BELOW ARE NOT AN EXHAUSTIVE LIST OF THE RISKS. ADDITIONAL RISKS THAT ARE NOT YET KNOWN, OR THAT ARE CURRENTLY BELIEVED TO BE IMMATERIAL MAY ALSO SUBSTANTIALLY IMPAIR BUSINESS OPERATIONS. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISK FACTORS ACTUALLY OCCURS, GELSTAT'S BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

THE COMPANY HAS A LIMITED OPERATING HISTORY.

         GelStat Corporation is the result of a merger completed on April 30, 2003. At that time the Company, formerly known as Developed Technology Resource, Inc., entered the intensely competitive over-the-counter (OTC) and non-prescription consumer healthcare products market by merging with GelStat Corp. To date, efforts in this business have been limited primarily to developing products, negotiating relationships with strategic business partners, conducting clinical trials, applying for patent protection, preparing to execute initial marketing strategies, test marketing GelStat Migraine, working with brokers and other key parties to implement our product introductions, and implementing internal processes and procedures in preparation for anticipated significant customer and revenue growth. Accordingly, we have not achieved any revenue to date and have only limited operating history on which to base an evaluation of our business and prospects. There are numerous other companies that manufacture and market products that presently compete with the intended products of the Company. Most of the companies that compete with the Company have much greater market exposure, personnel, and financial resources than the Company. Most of the products that compete with the Company's products have greater brand recognition, and have already achieved a certain amount of consumer acceptance. There can be no assurance that the Company's plans for developing, manufacturing, and marketing our initial products, or any products, will be successful, or that the Company will ever attain significant sales or profitability. We anticipate that we will incur development stage losses for some time into the future until such time, if any, that we achieve sufficient sales to support our operations. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and fiercely competitive industries such as ours. We cannot assure you that we will be successful in addressing any of the many risks we may encounter.

THE COMPANY IS NOT CURRENTLY GENERATING REVENUE TO FUND ITS ONGOING EXPENSES.

         The Company had no operating revenue in 2003 and does not anticipate that revenues will be sufficient to satisfy the Company's ongoing expenses for some time, if ever. As such, the Company may continue to incur operating losses for the foreseeable future. While the Company believes that its selling and marketing activities in 2004 will be sufficient to result in its emerging from the development stage, there can be no assurance of that. Our operating expenses may substantially increase as we expect to spend significant funds on marketing initiatives to develop product and brand awareness. Until such time, if any, that we achieve positive cash flow, we will be entirely dependent on outside investor capital to support operations. The Company's ability to raise capital now and in the future is subject to the Risk Factors described in this section and general economic, competitive, regulatory and other factors beyond the Company's control. This capital may not be available at all, or may be available only under terms which are highly dilutive or otherwise highly disadvantageous to shareholders. While the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, the Company's ability to fund its ongoing business activities, including product research and development, marketing, manufacturing and all other activities contemplated by the Company may be severely impacted or altogether prevented by a lack of access to sufficient additional capital.

WE MAY NEED TO SUCCESSFULLY MANAGE RAPID GROWTH IN THE NEAR FUTURE.

         We plan to grow at a rapid pace. Rapid growth, if achieved, will place a significant strain on our managerial, operational, reporting, and financial resources. We have taken preliminary steps to put in place the necessary legal, accounting, human resource management, and other relationships and tools to enable us to deal with this growth more efficiently. However, there is no assurance that we will be able to successfully manage rapid growth, should it occur. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial, marketing, operational and research and development systems, procedures and controls.

WE ARE HIGHLY DEPENDENT ON CERTAIN KEY PERSONNEL.

         The Company is dependent on Stephen C. Roberts, M.D., its Chief Executive Officer, Russell W. Mitchell, its President, and other key executives. The loss of services of any of these individuals could impair the Company's ability to complete the national rollout of its products, bring its products to a significant level of consumer acceptance, or manage operational and growth issues. The Company does not currently carry "key-man" life insurance on any member of its management team. We may also need to expand our staff. We may not be able to hire, train, integrate, retain, motivate and manage required personnel.

THE PERFORMANCE OF THE COMPANY'S PRODUCTS IS NOT FULLY KNOWN.

         Our success depends upon the extent to which our products perform well and as anticipated. Although we believe that our products are efficacious, and believe we have sufficient data as well as sufficient experience with them to reasonably assert that they perform well enough to be economically viable, we as yet have only limited third-party evaluations. The complete performance profile for the Company's initial two products will not be known for some time. Additional clinical trial data, if and when obtained for any product, will provide additional, but not all, information on any given product, since clinical trials are performed under very specific circumstances and measure very specific outcomes.

THE COMPANY'S PRODUCTS ARE SUBJECT TO ONGOING AND ADDITIONAL CLINICAL TRIALS.

         The Company's migraine product is currently under study in three clinical trials, with two additional trials planned and with one clinical trial having already been successfully completed. The Company's sleep product is expected to commence clinical testing in late 2004 or early 2005. The first clinical trial of GelStat Migraine, which was performed by well known and well respected investigators and conducted at a respected research facility, demonstrated efficacy in 83% of users, but was nonetheless limited by its open-label protocol and small sample size. We believe that presentation of this trial has provided substantial credibility for the Company and GelStat Migraine, and that publication of this trial may result in additional credibility.
However, additional trials are needed, and some consumers and retailers may defer purchasing the product until such time, if any, that such additional trials are successfully completed. In addition, there can be no assurance that said additional trial results will be favorable, or that they will be favorably received by either the medical community or consumers. In addition, the results of future clinical trials, including trials now ongoing, are expected to strongly affect the economic viability and perceived value of our products. There can be no assurance as to the outcome of now ongoing or future clinical trials. Despite this, the successful completion of clinical trials is a key aspect of the Company's marketing plan. If the clinical trial results for one or both of the Company's initial products suggest that either or both of these are not efficacious, or reveal unexpected problems such as serious side effects, the Company may be unable to successfully market said product(s) even if we desired to do so.

WE ARE DEPENDENT ON NUMEROUS THIRD-PARTIES AND STRATEGIC PARTNERS.

         We must reach and maintain agreements with third-parties to supply us with the manufacturing, packaging, public relations, advertising, clinical trials, product brokering and distribution, software and the general infrastructure necessary to effect our business plan. We believe that at least several alternate sources exist for each service and component purchased for and used in the manufacture and marketing of our products. However, we generally do not have long term service agreements with those performing services for the Company or long term supply agreements with our suppliers to provide product at any set price or at all. In addition, we currently do not have the physical or human resources to independently manufacture our products or any other products that we may develop. The Company particularly relies on Cardinal Health for the manufacture and packaging of its products. While believing that an alternate vendor could be found, the need to change vendors, should it arise, would be likely to have a material adverse effect on the Company. We intend to outsource all of our product manufacturing and packaging operations for the foreseeable future. Our success therefore depends substantially on our relationships with these strategic partners and suppliers. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

UNANTICIPATED PROBLEMS ASSOCIATED WITH PRODUCT DEVELOPMENT AND COMMERCIALIZATION COULD DEVELOP.

         Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products based on innovative technologies. We may experience unanticipated or otherwise negative research and development results. Existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearance or approval. We may find that existing or proposed products, while effective, are uneconomical to commercialize or market. Existing or proposed products may not achieve broad market acceptance.

THE CONSUMER HEALTHCARE PRODUCT MARKET IS SUBJECT TO SUBSTANTIAL REGULATION BY SEVERAL REGULATORY AGENCIES.

         We believe that all of our current and planned products will be marketed either as homeopathic products or as dietary supplements, and that each will therefore be exempt from the new drug approval process required for prescription pharmaceuticals. The Company's products, product development activities and manufacturing processes are nonetheless subject to extensive and rigorous regulation by the Food and Drug Administration ("FDA") and by
comparable agencies in foreign countries. In the United States, the FDA regulates manufacturing, labeling and record keeping procedures even for non-prescription products. We use qualified third-party manufacturers and believe these manufacturers to be in compliance with all appropriate regulations. Nonetheless, the failure of such third parties to adhere to regulations could have a material adverse affect on the Company. In addition, product claims, labels, advertising and other communications with the public are closely monitored by the Federal Trade Commission ("FTC"), as well as by the FDA. Failure to comply with any of the numerous regulations which govern our industry could result in regulatory or enforcement actions which would have a material adverse affect the Company. In addition, we are subject to those risks associated with any highly regulated industry wherein regulations are subject to change that is both substantial and rapid. Regulatory change may force the Company to expend substantial time and money becoming compliant, may make the Company's business more expensive to operate and the products less profitable, or not profitable at all, and might even prevent the Company from marketing one or more of its products. In addition, the marketing of our first product, GelStat Migraine, involves claims that this product is effective in alleviating migraine headaches. Under FDA and FTC rules, we are required to obtain scientific data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any scientific data to the FDA in support of this claim, we have obtained supporting scientific data. We cannot be certain, however, that the scientific data we have obtained or will obtain in the future in support of our claims will be deemed acceptable or sufficient to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question, which would most likely have a negative impact on sales. Regulatory actions may materially adversely affect the Company's business, financial condition and results of operations in ways that are entirely unpredictable and entirely beyond the Company's control.

WE MUST SUCCESSFULLY DISTRIBUTE OUR PRODUCTS TO RETAILERS.

         The Company intends to sell its products primarily through traditional retail outlets, and to achieve this, will work with a large number of brokers and distributors currently serving that market. We believe we have good relationships already in place with those brokers and distributors whose assistance will be required to promote broad retail distribution, and we have entered a marketing agreement with Euro American Marketing and Sales, which agreement is intended to further bolster our retail sales force. Nonetheless, there can be no assurance that any broker or distributor will be able to place the product(s) with retailers, or that they will continue working with the Company and our products. If brokers or distributors are unable to place the Company's products, or cease working with the Company and its products, it may not be possible to find a suitable replacement for any broker or distributor. In addition, we must dedicate significant capital and other resources to marketing our products. Even with such efforts, there can be no assurance that we will be successful.

THE MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS IS UNCERTAIN.

         Our success depends upon the acceptance by retail consumers of our products. Although we believe that our products are efficacious, and that they will meet with consumer acceptance, we have no assurance of that. While GelStat Migraine has been successfully test marketed, this does no assure that wide scale marketing will be successful. GelStat Sleep has not been test marketed. In sum, there is only limited data by which to gauge possible consumer acceptance. Most of the products that compete with the Company's products have substantial brand recognition, and have already achieved a certain amount of consumer acceptance. Those consumers who presently use a competitor's product to treat a condition designed to be treated by our products will have to be convinced to switch products, which is often difficult. We believe that the successful completion of clinical trials demonstrating the efficacy of our products or, in the case of GelStat Migraine, additional clinical trials, will be essential for the successful marketing of these products, especially in light of entrenched competition. There can be no assurance that any clinical trials will be completed beyond the first trial of GelStat Migraine which has been completed, or that such additional clinical trials will demonstrate the same degree of efficacy as the first trial, or any efficacy at all. Insufficient market acceptance of our products would have a material adverse effect on our business, financial condition and results of operations.

CONSUMER USE OF THE COMPANY'S PRODUCTS CREATES POTENTIAL LIABILITIES FOR THE COMPANY.

         The consumer health products industry is subject to substantial litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Any such claims would likely have an adverse effect on the Company. The Company currently has product liability insurance for claims against it up to $2 million dollars and, in some cases, up to $5 million dollars. However, there can be no assurance that such coverage would protect the Company in every instance, or that a claim might not substantially exceed the limit of coverage beyond the Company's ability to pay. While the present policy is now in effect, there can be no assurance that such insurance will be available to the Company in the future on commercially reasonable terms, or at all.

NEW PRODUCT DEVELOPMENT IS AN IMPORTANT PART OF OUR BUSINESS PLAN.

         The Company proposes as an important part of its business plan to complete development of additional products related to problem sleep and migraine. No assurance can be given that the Company will ever be able to successfully design, develop, and market any such additional new products.

THE  MARKET  IS  SUBJECT  TO  RAPID  TECHNOLOGICAL   CHANGE  AND  RAPID  PRODUCT
OBSOLESCENCE.

         The consumer healthcare products market is subject to rapid technological advances and the continuing introduction of new products that could render the products of the Company obsolete or non-competitive. Most of the companies that compete with the Company are better positioned than we are to adapt to or promote rapid change. These other companies have greater market exposure, personnel, and financial resources than we do.

OUR PATENT POSITIONS AND INTENDED PROPRIETARY OR SIMILAR PROTECTIONS ARE UNCERTAIN.

         Although we have filed patent applications, we cannot assure you that our pending applications will be issued as patents or that any of our patents will afford adequate protection to us. We intend to rely significantly on the protections afforded by patent and trademark registrations with the U.S. Patent and Trademark Office (USPTO) and similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. We also rely on trade secrets, unpatented proprietary technologies and continuing technological innovations in the development and commercialization of our products. We cannot assure you that others will not independently develop the same or similar technologies or obtain access to our proprietary technologies.

YOUR PERCENTAGE OF OWNERSHIP AND VOTING POWER AND THE PRICE OF OUR COMMON STOCK MAY DECREASE AS A RESULT OF EVENTS THAT INCREASE THE NUMBER OF OUR OUTSTANDING SHARES.

         We may conduct future offerings of our Common Stock or other securities with rights to covert the securities into shares of our common stock. Exercise of outstanding options and warrants into our Common Stock may significantly and negatively affect the market price for our Common Stock as well as decrease your percentage ownership and voting power.

THE MARKET PRICE OF THE COMMON STOCK IS EXPECTED TO BE VOLATILE.

         The market prices for our securities and for securities of development stage companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Some of the factors which may affect the market price of the shares include progress of our relationships with strategic partners, results of clinical studies, technological innovations by us or our competitors, sales or the possibility of sales of our common stock, and our results of operations and financial condition. General economic conditions or general market fluctuations may also adversely affect the market price of our Common Stock.

WE ARE EFFECTIVELY CONTROLLED BY PRESENT MANAGEMENT, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE SHAREHOLDER MATTERS OR TO RECEIVE A PREMIUM FOR YOUR SHARES THROUGH A CHANGE IN CONTROL.

         Our executive officers and directors currently beneficially own 2,843,060 shares of Common Stock, or 41.83% of the outstanding shares of Common Stock prior to the issuance of any additional shares for cash as presently contemplated. As a result, they effectively control the Company and direct its affairs, will continue to do so for the foreseeable future, and have significant influence in the election of directors and approval of significant corporate transactions. The interests of these shareholders may conflict with those of other shareholders. This concentration of ownership may also delay, defer or prevent a change in control of our company and some transactions may be more difficult or impossible without the support of these shareholders.

NO CASH DIVIDENDS.

         No cash dividends have been paid on our Common Stock and none are anticipated. It is anticipated that any future profits received from operations will be retained for the Company's operations. Any investors who anticipate a need for immediate income from their investment should, therefore, not purchase any of the Company's Common Stock shares.

WE MAY BE IMPACTED BY GENERAL ECONOMIC CONDITIONS.

         The consumer healthcare products market is susceptible to negative trends in the national and/or regional economies. The success of our business depends, in part, on a number of factors related to spending patterns in the overall economy. The U.S. economy has suffered significantly over the last two years, and some recent economic reports indicate that consumers are spending less. While the consumer healthcare products market tends to be relatively resistant to such forces, these trends may nonetheless substantially and adversely affect the consumer healthcare products industry and could have an adverse impact on our ability to grow or achieve profitability.

ITEM 2.  DESCRIPTION OF PROPERTY

         GelStat maintains an executive office in Bloomington, Minnesota, and a branch office in Schofield, Wisconsin pursuant to a shared-use arrangement with Mitchell Health Technologies, Inc. (MHT). MHT is owned and controlled by Russell
W. Mitchell, president and a director of the Company, and James Higgins, executive vice president of the Company. Collectively, the Company leases approximately 2500 square feet of office space, which includes some areas suitable to short-term storage of production materials and finished goods. The Company does not presently lease any warehouse space, but ships directly from the manufacturer (Cardinal Health) to various distribution centers. The Company believes that the leased property is adequate for operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against the Company as of December 31, 2003 or as of the date of filing this Report on Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's $0.01 par value common stock (the "Common Stock") is quoted on the OTC Bulletin Board under the symbol "GSAC." The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2003 and 2002. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

                                             Closing Price*
                                             --------------

CALENDAR 2003                    Low                               High
-------------                    ---                               ----
First Quarter                   $0.40                              $0.88
Second Quarter                  $0.62                              $1.50
Third Quarter                   $1.05                              $1.60
Fourth Quarter                  $1.15                              $2.30

                                             Closing Price

CALENDAR 2002                    Low                               High
-------------                    ---                               ----
First Quarter                   $0.25                              $0.65
Second Quarter                  $0.55                              $0.15
Third Quarter                   $0.15                              $0.33
Fourth Quarter                  $0.33                              $0.65

* All prices reflect a 2:1 forward stock split effected by means of a 100% dividend and effective October 21, 2003.

         As of March 25, 2004, the Company had 105 shareholders of record of its Common Stock. The Company estimates there are approximately 450 beneficial owners of its Common Stock. The transfer agent for the Company's Common Stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (800) 468-9716 or (651) 450-4058.

NO CASH DIVIDENDS DECLARED

         The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

RECENT ISSUANCES AND SALES OF SECURITIES

         During the fiscal year ended December 31, 2003, the Company issued shares of its common stock to the persons and groups indicated below. With the exception of those shares indicated as having been issued pursuant to the Company's 1992 Stock Option Plan, its 1997 Outside Director's Stock Option Plan or its 2003 Incentive Plan, all shares are restricted shares and were issued without registration under the Securities Act of 1933 (the "Securities Act").

         During April, 2003, Peter L. Hauser, a then affiliated party, exercised 20,000 stock options for cash at $0.35 per share1.

         On April 30, 2003, in connection with the merger of GS and DTR the Company issued 2,158,710 shares to the shareholders of DTR for the fair market value of the assets and liabilities.

         During June, 2003, Roger Schnobrich, a formerly affiliated party, exercised 20,000 stock options for cash at $0.35 per share1.

         During August, 2003, Roger Schnobrich, a formerly affiliated party exercised 10,000 stock options for cash at $0.75 per share1.

         During September, 2003, two formerly affiliated parties exercised a total of 20,000 stock options1 and 20,000 warrants for cash at $0.35 per share:
John Hupp for 20,000 shares, and; LeAnn Hitchcock for 20,000 shares.

         During November, 2003, 348,000 shares were issued to four unaffiliated parties in exchange for services to be rendered: Insight Capital Consultants Corp. received 200,000 shares; Shradco, Inc. received 100,000 shares; Thomas Krosschell received 40,000 shares, of which 20,000 were issued pursuant to the Company's 2003 Incentive Plan2, and; Wall Street Resources, Inc. received 8,000 shares, for a total value of $465,800.

         From November 14, 2003 through December 31, 2003, 550,000 shares were issued for cash at $1.00 per share through a private placement offering for $550,000 in gross proceeds, less expenses of $24,000 for net proceeds of $526,000. Marquette Securities, Inc. acted as placement agent for $100,000 and received a selling commission of $10,000. The Oak Ridge Financial Services
Group, Inc. acted as placement agent for $450,000 and received a selling commission of $14,000/3/.

         During December, 2003, 44,100 shares were issued in lieu of cash for services rendered: IR Plus, Inc. received 12,000 shares; Kim Martinson received 20,000 shares2; Bruce Braverman received 6,050 shares2, and; David Essertier received 6,050 shares2, for a total value of $79,310.

         All of the above securities were issued to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information about the Company. The offer and sale of these securities was made in reliance upon an exemption from registration provided by Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder and under various similar state exemptions.

         All unregistered issuances of securities in fiscal 2002 and 2001 have been previously reported.

1 All options exercised in 2003 were pursuant to and from shares held in reserve for either to the Company's 1997 Outside Director's Stock Option Plan or to its 1992 Stock Option Plan. As of December 31, 2003, both the 1997 Outside Director's Stock Option Plan and the 1992 Stock Option Plan had been terminated, and all options issued thereunder had been either exercised, expired or cancelled. No options remain outstanding under those plans.

2 Issued pursuant to the Company's 2003 Incentive Plan, from shares held in reserve for that plan.

3 Marquette Securities, Inc. was paid a commission of 10% of the gross proceeds and a five year stock purchase warrant for the purchase of a total of 15,000 shares at $1.00 per share, and The Oak Ridge Financial Services Group, Inc. was paid $14,000 and a five year stock purchase warrant for the purchase of a total of 82,500 shares at $0.01 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

Please refer to the financial statements and related notes thereto which are a part of this report for further information regarding the results of operations of the Company.

OVERVIEW

The Company is engaged in research, development and marketing of OTC and other non-prescription consumer healthcare products. The Company believes that its current and planned products could potentially offer improved efficacy, safety and/or convenience relative to existing products.

GelStat intends to market and distribute its products primarily through mainstream chain drug store, food store, and mass merchandise retailers, and first introduced its initial product, GelStat Migraine, at the National Association of Chain drug Stores (NACDS) "Marketplace 2003" convention in late June, 2003. That exposure created initial interest among a number of retailers and led to the scheduling of follow-on meetings, many with national retailers.

In December, 2003, the Company commenced its first shipments of GelStat Migraine to certain select retailers in three test markets. Test markets selected were the Washington/Baltimore area, the Minneapolis area and the Raleigh/Durham area. No revenue was recognized in relation to these initial product placements due to their use as promotional and test marketing venues.

Early in the first quarter of 2004 the Company announced preliminary results from its first clinical study in which GelStat Migraine was shown to be effective in relieving acute migraine and preventing migraine progression in 83% of patients treating early in the course of an attack.

The Company has since received its first purchase order from a national chain. Presentation of these trial results appears to have significantly accelerated retailer acceptance, and the Company believes that a number of retailers will be placing initial orders for GelStat Migraine over the coming months.

Given the nature of the retailing industry, and the terms under which GelStat anticipates initially placing its product with retailers, the Company does not anticipate recognizing substantial revenues prior to the third quarter of 2004. Many retailers, especially large, national chains, require as a provision of stocking the product that they retain the right to return product that is not sold within a certain period of time (usually six to twelve months.) Also, some of these retailers may not be required to pay the Company until the time that a consumer actually purchases the product from them.

The Company is a development stage company that has been, on account of continuing losses and because of its pre-revenue status, entirely dependent on outside capital for its ability to continue as a going concern. However, the Company believes that its selling and marketing activities in 2004 will be sufficient to result in its emerging from the development stage.

PLAN OF OPERATION

         The Company had no revenues from operations for fiscal 2003 or 2002.

         Prior to the acquisition of GC on April 30, 2003, the Company had no operating business, and GC had only slightly more than six months of operations from June 25, 2002 (inception) to the close of the 2002 fiscal year.

         The Company anticipates generating its first substantial revenues beginning in fiscal 2004.

         The  Company   currently   employs  9  people  and  expects  to  expand
significantly in 2004. GelStat will actively seek, among others, additional accounting personnel and administrative staff. The Company does not expect any material purchase or sale of plant and equipment in 2004, but does expect to expend substantial capital on marketing (including national advertising and regional advertising based on then current distribution of GelStat Migraine), research and development (consisting primarily of additional clinical trials for GelStat Migraine) and additional product development (which is expected to consist of both preparations for the retail marketing of GelStat Sleep and additional development of GelStat Migraine.) The Company's principal fixed committment consists of a long term lease on its corporate offices.

         In January 2004, the Company issued 100,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. In February 2004, the Company issued 424,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering.

         As of March 25, 2004, the Company had cash of $955,936. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months. However, there can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations.

         Year to year comparisons are of only limited value owing to the fact that the Company is a new, development stage company, had no revenue in either of its is two most recent fiscal years, and had operations during only a portion of 2002 (its inception being June 25, 2002.) However, the following is an overview of non-operating income and expenses during the last fiscal year.

         General and administrative expenses for the years ended December 31, 2003 and 2002 were $1,322,346 and $132,117, respectively. GC had general and administrative expenses of $132,117 from June 25, 2002 (inception) to December 31, 2002. The increase is attributable to the fact that GC had only very limited operations throughout 2002, including having only 3 employees at that time.

         Cash was $417,839 at December 31, 2003, representing an increase of $284,825 from the cash position of GC as of December 31, 2002, which was $133,014.

         The Company anticipates that it will continue to experience growth in its income and expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 12 months. The Company plans to raise additional capital but can make no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever.

         The Company incurred $155,014 and $21,090 in research and development expense for the year ended December 31, 2003 and for the period from June 25, 2002 (inception) until December 31, 2002 respectively. The Company plans to substantially increase expenditures on research and development in 2004, primarily in the performance of additional clinical trials.

            The Company recorded net interest income of $4,251 for the year ended December 31, 2003. Interest and investment income is not expected to make a material contribution to revenue for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

            IMPAIRMENT OF LONG-LIVED ASSETS

            The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2003, the Company had net property and equipment of $206,950, which represents approximately 17% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the year ended December 31, 2003 and the period from June 25, 2002 (inception) to December 31, 2002, the Company did not record any impairment losses related to long-lived assets.

            INVENTORIES

            For the year ending December 31, 2004 and forward we expect to have inventory. We will value our inventory at the lower of the actual cost or the current estimated market value of the inventory. We plan to regularly review inventory quantities on hand and record a provision for excess and obsolete inventory if considered necessary. Changes in the medical field and introduction of new products could result in an increase in the amount of obsolete inventory quantities.

            REVENUE RECOGNITION

            Revenues will be recognized at the time of shipment to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company will evaluate that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 104.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company leases office space in Bloomington, Minnesota requiring base monthly rent of $2,738 through August, 2005. Future minimum lease payments in connection with that lease are $30,117 and $24,641 for 2004 and 2005 respectively.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS - GELSTAT CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

Stockholders, Audit Committee and Board of Directors
GelStat Corporation and Subsidiary (formerly known as Developed Technology Resource, Inc.)
Bloomington, Minnesota

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (a development stage company) (formerly known as Developed Technology Resource, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and for the period from June 25, 2002 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GelStat Corporation and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and cash flows for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and for the period from June 25, 2002 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 18, 2004

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------
                                     ASSETS

                                                                                           2003              2002
                                                                                 ---------------  ---------------
CURRENT ASSETS

    Cash and cash equivalents                                                    $      417,839   $       133,014
    Prepaid consulting                                                                  433,513                 -
    Prepaid expenses                                                                     71,012             5,001
    Other current assets                                                                 10,248                 -
                                                                                 ---------------  ---------------
        Total Current Assets                                                            932,612           138,015
                                                                                 ---------------  ---------------

PROPERTY AND EQUIPMENT, NET                                                             206,950             1,276
                                                                                 ---------------  ---------------

OTHER ASSETS

    Patents                                                                              59,118            11,654
    Note receivable                                                                      25,000                 -
    Lease deposits                                                                        5,692               500
                                                                                 ---------------  ---------------
        Total Other Assets                                                               89,810            12,154
                                                                                 ---------------  ---------------

           TOTAL ASSETS                                                          $    1,229,372   $       151,445
                                                                                 ===============  ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Note payable                                                                 $            -   $       300,000
    Accounts payable                                                                    132,778             3,692
    Accrued expenses                                                                    118,572               960
                                                                                 ---------------  ---------------
        Total Current Liabilities                                                       251,350           304,652

LONG-TERM LIABILITIES

    Deferred gain                                                                        25,000                 -
    Accrued marketing fees                                                               20,222                 -
                                                                                 ---------------  ---------------

        Total Liabilities                                                               296,572           304,652
                                                                                 ---------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Undesignated 10,000,000 shares
    Common stock, $.01 par value per share
        50,000,000 shares authorized
         6,133,870 and 2,943,060 shares issued and outstanding                           61,339            29,431
    Additional paid-in capital (Discount on common stock)                             2,501,152          (26,056)
    Subscriptions receivable                                                             (3,375)          (3,375)
    Deficit accumulated during the development stage                                 (1,626,316)        (153,207)
                                                                                 ---------------  ---------------
           Total Stockholders' Equity (Deficit)                                         932,800         (153,207)
                                                                                 ---------------  ---------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $    1,229,372   $       151,445
                                                                                 ===============  ===============

          See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   June 25, 2002        June 25, 2002
                                                               Year Ended         (inception) to       (inception) to
                                                             December 31,           December 31,        December 31,
                                                                     2003                   2002            2003
                                                         ----------------       ----------------      ----------------

REVENUES                                                 $             -        $             -       $             -
                                                         ----------------       ----------------      ----------------

OPERATING EXPENSES

    Selling, general and administrative                         1,322,346                132,117             1,454,463
    Research and development                                      155,014                 21,090               176,104
                                                         ----------------       ----------------      ----------------
        Total Operating Expenses                                1,477,360                153,207             1,630,567
                                                         ----------------       ----------------      ----------------

           Loss from Operations                               (1,477,360)              (153,207)           (1,630,567)
                                                         ----------------       ----------------      ----------------
                                                                                                                    -

OTHER INCOME (EXPENSE)

    Interest expense                                                 (72)                     -                   (72)
    Interest income                                                 4,323                     -                  4,323
                                                         ----------------       ----------------      ----------------
        Net Other Income                                            4,251                     -                  4,251
                                                         ----------------       ----------------      ----------------

    NET LOSS                                             $    (1,473,109)       $      (153,207)      $    (1,626,316)
                                                         ================       ================      ================

    NET LOSS PER COMMON SHARE: BASIC AND DILUTED         $         (0.33)       $         (0.05)      $         (0.41)
                                                         ================       ================      ================

    WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND

      DILUTED                                                   4,519,298              2,943,060             3,981,556
                                                         ================       ================      ================

          See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                Additional
                                                                  Paid-in                       Deficit
                                                                  Capital                     Accumulated      Total
                                          Common Stock         (Discount on       Stock       During the    Stockholders'
                                      --------------------        Common      Subscription    Development     Equity
                                        Shares     Amount          Stock)      Receivable        Stage       (Deficit)
                                      ---------- ---------     ------------  -------------   ------------  -------------

BALANCES, JUNE 25, 2002
    (INCEPTION)                               -  $        -    $             $          -    $         -   $         -

    Common stock issued to
      founders at incorporation,
      $.01 per share through
      stock subscriptions
      receivable                      2,943,060       29,431      (26,056)        (3,375)              -             -

    Net loss                                  -           -             -               -       (153,207)     (153,207)
                                   ------------- -----------   -----------   -------------   ------------- -------------

BALANCES, DECEMBER 31, 2002           2,943,060       29,431      (26,056)        (3,375)       (153,207)     (153,207)

    Exercise of 20,000 stock
      options on April 30, 2003
      for cash at $.35 per share         20,000          200         6,800              -              -         7,000

    Issuance of shares of common
      stock for the exchange of
      the fair market value of
      the assets and liabilities
      of Developed Technology
      Resource, Inc. on April 30,
      2003                            2,158,710       21,587     1,420,919              -              -     1,442,506

    Purchase of five-year
      warrants for 436,010 common
      shares for cash exercisable
      at $.225 per share on
      May 6, 2003                             -            -        10,000              -              -        10,000

    Exercise of 20,000 stock
      options on June 6, 2003 for
      cash at $.35 per share             20,000          200         6,800              -              -         7,000

    Exercise of 10,000 stock
      options on August 11, 2003
      for cash at $.75 per share         10,000          100         7,400              -              -         7,500

    Exercise of 20,000 stock
      options on September 21,
      2003 for cash at $.35 per
      share                              20,000          200         6,800              -              -         7,000

    Exercise of 20,000 warrants
      on September 22, 2003 for
      cash at $.35 per share             20,000          200         6,800              -              -         7,000


          See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

    Common stock issued on
      November 1, 2003 in lieu of
      cash for services to be
      rendered at $1.40 per share        40,000          400        55,600              -              -         56,000

    Common stock issued on
      November 10, 2003 in lieu
      of cash for services to be
      rendered at $1.15 per share       100,000        1,000       114,000              -              -        115,000

    Common stock issued on
      November 12, 2003 in lieu
      of cash for services to be
      rendered at $1.40 per share       200,000        2,000       278,000              -              -        280,000

    Common stock issued on
      November 13, 2003 in lieu
      of cash for services to be
      rendered at $1.85 per share         8,000           80        14,720              -              -         14,800

    Common stock issued from
      November  14, 2003  through
      December 15, 2003 for cash
      at $1.00 per share through a
      private placement offering,
      less expenses of $24,000          550,000        5,500       520,500              -              -        526,000

    Common stock issued on
      December 30, 2003 in lieu
      of cash for services
      rendered at $1.69 per share        24,100          241        40,469              -              -         40,710

    Common stock issued on
      December 31, 2003 in lieu
      of cash for services
      rendered at $1.93 per share        20,000          200        38,400              -              -         38,600

    Net loss                                  -           -             -               -     (1,473,109)   (1,473,109)
                                   ------------- -----------   -----------   -------------   ------------- -------------

BALANCES, DECEMBER 31, 2003           6,133,870  $    61,339   $ 2,501,152   $    (3,375)    $(1,626,316)  $    932,800
                                   ============= ===========   ===========   =============   ============= =============

          See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                      June 25, 2002    June 25, 2002
                                                                     Year Ended      (inception) to    (inception) to
                                                                    December 31,      December 31,     December 31,
                                                                        2003              2002             2003
                                                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $    (1,473,109)  $      (153,207)  $    (1,626,316)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
        Depreciation and amortization                                        1,820                30             1,850
        Loss on disposal of property and equipment                           1,805                -              1,805
        Common stock issued for services                                   545,110                -            545,110
        Expense from stock based transaction                                20,222                -             20,222
        Changes in operating assets and liabilities:
           Prepaid consulting                                            (433,513)                -          (433,513)
           Prepaid expenses                                                 11,379           (5,001)             6,378
           Other current assets                                             27,426                -             27,426
           Accounts payable                                                129,086             3,692           132,778
           Accrued expenses                                                 83,593               960            84,553
                                                                  ----------------  ----------------  ----------------
               Net Cash Flows from Operating Activities                (1,086,181)         (153,526)       (1,239,707)
                                                                  ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received from merger with Developed Technology                                                        393,478
      Resource, Inc.                                                       393,478                -
    Proceeds from note receivable acquired in merger                       467,219                -            467,219
    Purchases of property and equipment                                  (208,535)           (1,306)         (209,841)
    Patent acquisition costs                                              (47,464)          (11,654)          (59,118)
    Lease deposits                                                         (5,192)             (500)           (5,692)
                                                                  ----------------  ----------------  ----------------
               Net Cash Flows from Investing Activities                    599,506          (13,460)           586,046
                                                                  ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                             200,000           300,000           500,000
    Issuance of common stock, net of expenses                              526,000                -            526,000
    Exercise of stock options                                               28,500                -             28,500
    Exercise of warrants                                                     7,000                -              7,000
    Purchase of warrants                                                    10,000                -             10,000
                                                                  ----------------  ----------------  ----------------
               Net Cash Flows from Financing Activities                    771,500           300,000         1,071,500
                                                                  ----------------  ----------------  ----------------

        NET CHANGE IN CASH                                                 284,825           133,014           417,839

CASH AND CASH EQUIVALENTS - Beginning of Period                            133,014                -                  -
                                                                  ----------------  ----------------  ----------------
    CASH AND CASH EQUIVALENTS - END OF YEAR                       $        417,839  $        133,014  $        417,839
                                                                  ================  ================  ================

          See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    Nature of Operations

GelStat Corporation and Subsidiary (formerly known as Developed Technology Resource, Inc.) (the Company) is a development stage company, which develops and markets over-the-counter consumer healthcare products. The Company expects to introduce two new consumer healthcare products to the retail market throughout the United States. The Company's first product, GelStat Migraine, is intended to provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches and is expected to be distributed in the retail market in the second quarter of 2004. The Company's second anticipated product is intended for use as a sleep aid.

    Principles of Consolidation

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with GelStat Corp. as the acquirer. The historical financial statements of GelStat Corp. become the historical financial statements of DTR, and the assets and liabilities of DTR are accounted for as required under the purchase method of accounting. Results of operations of DTR are included in the financial statements from April 30, 2003, the effective date of the merger. On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002. All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into .4360083 shares of DTR (Note 3).

Effective July 14, 2003, DTR changed its name to GelStat Corporation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents

The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

    Intangible Assets

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of December 31, 2003, the Company has applied for several patents and none have been issued.

    Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $238,984, $1,275 and $240,259 for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and the period from June 25, 2002 (inception) to December 31, 2003, respectively.

    Research and Development Costs

The Company expenses research and development costs as incurred.

    Prepaid consulting

Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to research and development, equity financing, marketing and investor relations. These costs are being expensed over the terms of the contracts, which expire through November 2004, using the straight-line method.

    Depreciation

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred.

    Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

    Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards

(SFAS) No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                                                   June 25, 2002      June 25, 2002
                                                                   (inception) to     (inception) to
                                                   December 31,    December 31,       December 31,
                                                           2003          2002         2003
                                               ----------------    ----------------   ----
Net Loss                                       $    (1,473,109)    $      (153,207)   $    (1,626,316)
Pro forma net loss                             $    (1,550,609)    $      (153,207)   $    (1,703,816)

Basic and diluted net loss per share:

   As reported                                 $         (0.33)    $         (0.05)   $         (0.41)
   Pro forma net loss                          $         (0.34)    $         (0.05)   $         (0.43)

Stock-based compensation:

   As reported                                 $              0    $              0   $              0
   Pro forma                                   $         77,500    $              0   $         77,500

The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the year ended December 31, 2003: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.85% and expected lives of five years.

    Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the year ended December 31, 2003, the period from June 25, 2002 (inception) to December 31, 2002 and the period from June 25, 2002 (inception) to December 31, 2003 were anti-dilutive.

    Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial lnstruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements.

    Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

    Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
NOTE 2 - DEVELOPMENT STAGE COMPANY
--------------------------------------------------------------------------------

The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $1,626,000.

To fund its operations to date during the development stage, the Company has issued common stock for cash (Note 8). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it ultimately generating revenues through sales of its product, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. During January and February 2004, the Company issued 524,000 shares of common stock for gross proceeds of $1,185,000 (Note 12).

Management believes the Company will commence active selling and marketing operations during the year ending December 31, 2004 and will emerge from the development stage.

--------------------------------------------------------------------------------
NOTE 3 - MERGER
--------------------------------------------------------------------------------

Effective April 30, 2003, DTR completed its merger pursuant to an Agreement and Plan of Merger dated April 18, 2003 by and among DTR, GelStat Corp. and NP Acquisition, a wholly owned subsidiary of DTR. In the Merger, NP Acquisition merged with GelStat Corp. with GelStat Corp being the surviving company and becoming a wholly-owned subsidiary of DTR.

In the Merger, the former stockholders of GelStat Corp. received shares of DTR common stock. In addition, in the Merger, warrants and options to purchase shares of GelStat Corp. common stock were converted into warrants and options to purchase shares of DTR common stock. Each share of GelStat Corp. common stock was converted into .4360083 shares of DTR common stock. Each warrant and option to purchase one share of GelStat Corp. common stock was converted into a warrant or option to purchase .4360083 shares of DTR common stock.

Immediately after the Merger, the former GelStat Corp. stockholders, option holders and warrant holders together owned a total of approximately 60% of DTR common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase DTR common stock), and the pre-merger DTR stockholders owned a total of approximately 40% of DTR common stock on a fully-diluted basis. The merger involved the issuance of 2,158,710 shares of DTR common stock valued at $1,442,506 and no cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, GelStat Corp. board members controlled the board of directors post merger and the management of GelStat Corp. became the controlling management team of the Company.

The Merger was accounted for as a reverse acquisition by GelStat Corp, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of GelStat Corp. capital stock in exchange for the fair market value of the assets and liabilities of DTR. Since DTR had only monetary assets, the assets and liabilities of DTR were recorded at historical cost, which approximated fair value and no goodwill was recorded.

GelStat Corp. changed its name to GS Corp. on June 4, 2003 and DTR changed its name to GelStat Corporation on July 14, 2003. GS Corp. is now the operating business and wholly-owned subsidiary of GelStat Corporation. From June 25, 2002 (inception) until the acquisition, GS Corp. had no operating business activities.

The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                                           $        393,478
Other current assets                                    115,064
Notes receivable                                        967,219
Property and equipment                                      764
Other assets                                             25,000
                                               ----------------
     Total assets acquired                            1,501,525
                                               ----------------
Current liabilities                                      34,019
Deferred gain                                            25,000
                                               ----------------
     Total liabilities assumed                           59,019
                                               ----------------
         Total                                 $      1,442,506
                                               ================

--------------------------------------------------------------------------------
NOTE 4 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consisted of the following at December 31:

                                                          2003              2002
                                                ---------------  --------------

      Furniture and equipment                   $       10,240   $        1,115
      Production equipment                             167,000              191
      Computer equipment and software                   36,665                -
      Leasehold improvements                             1,640                -
                                                ---------------  --------------
         Total                                         215,545            1,306
      Less: accumulated depreciation
         and amortization                               (8,595)             (30)
                                                ---------------  --------------
         Total property and equipment, net      $      206,950   $        1,276
                                                ===============  ==============

Depreciation expense and amortization of computer software for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and for the period from June 25, 2002 (inception) to December 31, 2003 was $1,820, $30, and $1,850, respectively.

--------------------------------------------------------------------------------
NOTE 5 - NOTE RECEIVABLE
--------------------------------------------------------------------------------

In March 2002, FoodMaster International LLC (FMI) redeemed DTR's 30% ownership interest in FMI for a purchase price of $1,500,000. According to the terms of the agreement, FMI paid $500,000 cash and issued two promissory notes for $500,000 each to DTR. At the time of the merger, DTR held one remaining promissory note with a remaining principal balance of $467,219. The Company received $479,792 on May 14, 2003 representing full payment on the principal balance plus $12,573 in accrued interest thereon.

In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. In December 2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December
27, 2005. This note is secured by 70,664 shares in Phygen, Inc. Due to collectibility concerns, the Company has deferred the remaining $25,000 gain and recognition of interest income until the receipt of cash.

In accordance with an Option Agreement that was signed in November 2002, DTR loaned $300,000 to GelStat Corp. prior to December 31, 2002 and $200,000 subsequent to December 31, 2002 and prior to April 30, 2003 under several promissory notes. Upon the merger of GelStat Corp. and NP Acquisition on April 30, 2003, these loans have been eliminated in consolidation.

--------------------------------------------------------------------------------
NOTE 6 - ACCRUED EXPENSES
--------------------------------------------------------------------------------

Accrued expenses consisted of the following at December 31:

                                                       2003             2002
                                             --------------   --------------

      Accrued payroll and payroll taxes      $       13,108   $          960
      Accrued rent                                   10,461                -
      Deferred rent                                   8,670                -
      Accrued professional fees                      21,333                -
      Accrued consulting fees                        25,000                -
      Due to officers                                40,000                -
                                             ---------------  --------------
         Total accrued expenses              $      118,572   $          960
                                             ===============  ==============

--------------------------------------------------------------------------------
NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has generated federal and state net operating losses of approximately $3,060,000 and $3,016,000, respectively which, if not used, will begin to expire in 2008. Future changes in the ownership of the Company or change of business may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was approximately $1,730,000, $55,000 and $1,785,000 for the year ended December 31, 2003, for the period from June 25, 2002

(inception) to December 31, 2002 and the period from June 25, 2002 (inception) to December 31, 2003, respectively.

Components of net deferred income taxes are as follows at December 31:

                                                      2003            2002
                                          -----------------    -----------------
Deferred income tax assets:
     Net operating loss carryforwards     $      1,236,000     $              -
     Capitalized start-up costs                    556,000                55,000
                                          -----------------    -----------------
                                                 1,792,000                55,000
Less valuation allowance                       (1,785,000)              (55,000)
                                          -----------------    -----------------
                                                     7,000                    -
Deferred income tax liabilities
     - depreciation                                (7,000)                    -
                                          -----------------    ----------------
Net deferred income tax assets            $              -     $              -
                                          =================    ================

Reconciliation between the federal statutory rate and the effective tax rate for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and for the period from June 25, 2002 (inception) to December 31, 2003 is as follows:

                                                                          Period from       Period from
                                                                         June 25, 2002     June 25, 2002
                                                                        (inception) to    (inception)  to
                                                      December 31,        December 31,      December 31,
                                                          2003               2002              2003
                                                    ----------------  ----------------- -----------------
       Federal statutory tax rate                            (34.0)%            (34.0)%           (34.0)%
       State taxes, net of federal benefit                     (4.5)              (4.5)             (4.5)
       Change in valuation allowance                           125.6               38.5             116.6
       Net operating losses acquired in merger                (87.1)                0.0            (78.1)
                                                    ----------------  ----------------- -----------------
          Effective tax rate                                    0.0%               0.0%              0.0%
                                                    ================  ================= =================

--------------------------------------------------------------------------------
NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

On June 25, 2002, the Company issued 2,943,060 shares of common stock to its founders in exchange for stock subscriptions receivables totaling $3,375 (Note
12).

During the year ended December 31, 2003, the Company issued 550,000 shares of common stock with gross proceeds of $550,000 and expenses of $24,000 in connection with a private placement offering. The Company also issued 97,500 five-year warrants at exercise prices ranging from $.01 to $1.00 as commission in connection with the private placement offering.

During the year ended December 31, 2003, the Company issued 392,100 shares of common stock at prices ranging from $1.15 to $1.85 for services rendered or to be rendered valued at $545,110 based on the fair market value of services to be provided or the stock price at the date of issuance whichever is more determinable.

     Stock Option Plan

The Company had a stock option plan (1997 Plan) in which the Company reserved 100,000 shares of common stock for issuance to outside directors as compensation for their services as board members. During 2003, the Company terminated the 1997 Plan.

During 2003, the Company adopted the 2003 Incentive Plan (the Plan), pursuant to which stock options to acquire an aggregate of 2,400,000 shares of the Company's common stock may be granted to employees, directors and consultants. In general, options vest over a period of up to three years and expire five years from the date of grant.

Information regarding the Company's stock options is summarized below:

                                                                                                     Weighted-
                                                                                                      Average
                                                                                    Number of         Exercise
                                                                                     Options           Price
                                                                                 ---------------- ----------------
            Options outstanding - June 25, 2002                                                 -  $             -
                Granted                                                                         -                -
                Canceled or expired                                                             -                -
                Exercised                                                                       -                -
                                                                                 ---------------- ----------------
            Options outstanding - December 31, 2002                                             -                -
                Granted                                                                   667,500             1.38
                Granted in Merger of DTR                                                   70,000             0.41
                Canceled or expired                                                     (240,000)             1.38
                Exercised                                                                (70,000)             0.41
                                                                                 ---------------- ----------------
            Options outstanding - December 31, 2003                                       427,500 $           1.38
                                                                                 ================ ================
            Options exercisable - December 31, 2003                                         7,500 $           1.80
                                                                                 ================ ================
            Weighted average fair value of options granted during the year
            ended December 31, 2003                                                               $           0.98
                                                                                                  ================
            Weighted average fair value of options granted during the year
            ended December 31, 2002                                                               $              -
                                                                                                  ================

Options outstanding at December 31, 2003 have exercise prices ranging from $1.38 to $1.80 and a weighted average remaining contractual life of 4.53 years.

         Stock Warrants

The Company has also issued warrants in connection with equity offerings and for cash received (Note 10) which are summarized below:

                                                                                Weighted-
                                                                                 Average
                                                               Number of         Exercise
                                                                Warrants          Price
                                                            ---------------- ----------------
            Warrants  outstanding - June 25, 2002                          - $              -
                Granted                                                    -                -
                Exercised                                                  -                -
                Forfeited                                                  -                -
                                                            ---------------- ----------------
            Warrants outstanding - December 31, 2002                       -                -
                Granted                                              533,510             0.19
                Granted in Merger of DTR                              20,000             0.35
                Exercised                                           (20,000)             0.35
                Forfeited                                                  -                -
                                                            ---------------- ----------------
            Warrants outstanding - December 31, 2003                 533,510 $           0.19
                                                            ================ ================

The weighted-average grant-date fair value of warrants granted during the year ended December 31, 2003 and the period from June 25, 2002 (inception) to December 31, 2002 was $0. No warrants were issued for services during the year ended December 31, 2003.

Warrants outstanding at December 31, 2003 are as follows:

                                                                Remaining
                 Range of                                    contractual life -
              exercise prices             Warrants                years
        --------------------------  --------------------- ---------------------
                   $.01                            82,500                  5.00
                   $.225                          436,010                  4.04
                   $1.00                           15,000                  5.00
        --------------------------  --------------------- ---------------------
               $.01 - $1.00                       533,510                  4.21
        ==========================  ===================== =====================

--------------------------------------------------------------------------------
NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

    Operating Leases

The Company leases office space in Bloomington, Minnesota requiring base monthly rent of $2,738 including real estate taxes and operating expenses through August 2005. The Company leases the Schofield, Wisconsin facility and a storage facility on a month-to-month basis. Rent expense was $15,219, $1,795 and $17,014 for the year ended December 31, 2003, for the period from June 25, 2002 (inception) to December 31, 2002 and for the period from June 25, 2002 (inception) to December 31, 2003, respectively.

Future minimum lease payments are as follows for the years ending December 31:

             2004                                              $       30,117
             2005                                                      24,641
                                                               --------------
                Total                                          $       54,758
                                                               ==============

    Employment Contracts

The Company has an employment agreement with one of its employees, which expires in July 2006. The agreement requires minimum annual compensation of $72,000 and severance during the first twelve months of the agreement in the amount of 50% of the current base pay through the remaining entirety of one year or 90 days of severance thereafter if terminated without good cause.

The Company has an employment agreement with another employee, which expires in July 2006. The agreement requires minimum annual compensation of $72,000 and severance during the first twelve months of the agreement in the amount of 50% of the current base pay through the remaining entirety of one year if terminated without good cause.

--------------------------------------------------------------------------------
NOTE 10 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company entered into a contract with Mitchell Health Technologies (MHT) in which the Company paid MHT for the use of office space, personnel, equipment and other facilities at the principal offices of MHT in Schofield, Wisconsin, provided that the usage fee shall not exceed the Company's proportionate share of the actual cost paid by MHT. In association with this agreement, the offices in Schofield, Wisconsin have been designated as a branch office of the Company. During the year ended December 31, 2003, the period from June 25, 2002 (inception) to December 31, 2002 and the period from June 25, 2002 (inception) to December 31, 2003, the Company paid $600, $12,367 and $12,967, respectively to MHT in accordance with the contract. Two officers and directors of the Company are shareholders or employees of MHT. This contract was terminated during 2003.

The Company entered into an agreement with MHT in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the year ended December 31, 2003, the period from June 25, 2002 (inception) to December 31, 2002 and the period from June 25, 2002 (inception) to December 31, 2003, the Company paid $60,000, $25,000 and $85,000, respectively to MHT in accordance with this agreement. At December 2003 and 2002, the Company had accrued expenses due to MHT of $25,000 and $0, respectively. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated.

During the year ended December 31, 2003, the Company purchased supplies and research in process from Medicine Tree, Inc., which is owned by an officer and director of the Company, in exchange for a $10,000 demand note. Medicine Tree, Inc. demanded payment on the note in March 2003 and was paid accordingly.

In May 2003, a shareholder of the Company purchased 436,010 five-year warrants exercisable at $.225 per share for total consideration of $10,000 (Note 8).

At December 31, 2002, accrued expenses payable to an officer of the Company of $3,000 were included in accounts payable.

During the year ended December 31, 2003, the Company was involved in a legal proceeding which was subsequently released by all parties involved. Due to the release, the Company agreed to pay certain officers of the Company $40,000 as compensation for lost settlement awards. This amount is included in accrued expenses at December 31, 2003 (Note 6).

--------------------------------------------------------------------------------
NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

                                                                                 June 25, 2002      June 25, 2002
                                                                                 (inception) to     (inception) to
                                                              December 31,       December 31,       December 31,
                                                                  2003               2002               2003
                                                                  -----              -----              ----
Supplemental cash flow disclosures:

    Cash paid for interest                                 $             72    $             -    $               72

    Cash paid for income taxes                             $          2,587    $             -    $            2,587

Noncash investing and financing activities
    Issuance of common stock in exchange for assets and
      liabilities in connection with merger
      Other current assets                                 $        115,064    $             -    $          115,064
      Notes receivable                                              967,219                  -               967,219
      Property and equipment                                            764                  -                   764
      Other assets                                                   25,000                  -                25,000
      Current liabilities                                            34,019                  -                34,019
      Deferred gain                                                  25,000                  -                25,000

--------------------------------------------------------------------------------
NOTE 12 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In January 2004, the Company issued 100,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. The Company issued 15,000 five-year warrants at an exercise price of $1.25 as commission for financing.

In February 2004, the Company issued 424,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The Company issued 30,600 five-year warrants at an exercise price of $2.50 as commission for financing.

In March 2004, the Company received payments in full for the stock subscriptions receivable (Note 8).

Effective March 17, 2004, GS Corp. merged with and into GelStat Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 27, 2002, KPMG LLP, the principal independent accountants previously engaged by the Company to conduct an audit of its accounts for more than the past two years, resigned as the Company' auditors. The resignation of KPMG LLP was not sought, recommended or approved by the Audit Committee or Board of Directors of the Company.

         In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through June 27, 2002, (i) there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference with their opinion to the subject matter of the disagreement, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-B of the U.S. Securities and Exchange Commission.

         The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, did not contain any adverse or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

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

         On August 12, 2002, the Company engaged Gallogly, Fernandez and Riley, LLP ("GFR"), with offices in Orlando, Florida, to audit the Company's consolidated financial statements for 2002. At no time prior to August 12, 2002, has DTR consulted with GFR regarding the application of accounting principles to a specific or contemplated transaction, regarding the type of audit opinion that might be rendered on the registrant's financial statements, or regarding any other matter.

         On January 6, 2004, GelStat dismissed GFR as its independent auditor. The dismissal of GFR was recommended and adopted by the Company's Audit
Committee and approved by its Board of Directors. GFR audited the Company's financial statements for the fiscal year ended December 31, 2002.

         GFR's report on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002, and the subsequent interim period ending January 6, 2004 (i) there were no disagreements between the Company and GFR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of GFR, would have caused them to make reference to the subject matter of the disagreement in connection with their reports and (ii) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (SEC). The decision to replace GFR was not the result of any disagreement between us and GFR on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

         Concurrently, on January 6, 2004, the Audit Committee of the Board of Directors and the Board of Directors approved the appointment of Virchow, Krause & Company, LLP ("Virchow Krause") as the Company's new independent accountant and auditor. Virchow Krause has audited the Company's financial statements included in this Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the Company intends to have Virchow Krause continue to serve as independent accounting and audit firm thereafter. The Company did not consult with Virchow Krause on any matters related to accounting principles or practice, financial statement disclosures or audit procedures during its two most recent fiscal years and the subsequent interim periods through January 6, 2004 prior to selecting and appointing Virchow Krause as auditor.

ITEM 8A.  CONTROLS AND PROCEDURES

         An evaluation made at the end of the period was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

         However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         For information concerning our directors, officers, and significant employees, see the section entitled "Executive Officers of the Registrant" in
Part I, Item 1 of this Report.

MEETINGS OF THE BOARD AND COMMITTEES

         The Board of Directors held three formal meetings during 2003 and adopted certain resolutions by written minutes of action. All directors attended all of the meetings.

         The Board of Directors has two standing committees; an audit committee and a compensation committee. The audit committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. The audit committee held one meeting during 2003, which was attended by all committee members. During 2003, Peter L Hauser was the sole member of the audit committee until his resignation form the Board on December 30, 2003. Mr. Hauser was "independent" as defined in the rules of the Nasdaq Stock Market. Following his resignation, Stephen Roberts and Russell Mitchell (neither of whom was "independent") served on the committee. None of the persons on the committee in 2003 qualified as an "audit committee financial expert" as defined in Rule 10A-3 under the Securities Exchange Act of 1934. To date, the Company has been unable to attract persons with such qualifications to serve on its Board.

         The compensation committee is responsible for making recommendations to the Board of Directors regarding the salaries and compensation of the Company's executive officers. The compensation committee held one meeting during fiscal 2003 and all committee members attended.

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

         Based upon the Company's review of the copies of such forms and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2003, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them with respect to transactions during 2003.

CODE OF ETHICS

         The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The code is filed as Exhibit 14.0 to this Report on Form 10-KSB. A copy of the Code will be provided without charge to any person upon request in writing to Stephen C. Roberts, CEO, at the address of the Company in Bloomington, Minnesota.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for years ended December 31, 2003, 2002 and 2001 awarded to or earned by the Named Executive Officers (as defined in Item 402 of Regulation S-B of the SEC):

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                  Annual Compensation                        Awards           Payouts
----------------------------------------------------------------------------------------------------------------------
                                                                                  Securities
                                                                      Restricted  Underlying
Name and Principal                                    Other Annual      Stock      Options/       LTIP     All Other
Position             Year     Salary       Bonus      Compensation      Awards       SARs       Payouts  Compensation
-------------------- ------ ------------ ----------- --------------- ------------ ----------- ---------- -------------
Stephen Roberts, CEO  2003    $102,893        0             0              0           0           0           0
                      2002     $24,000        0             0              0           0           0           0
                      2001       N/A         N/A           N/A            N/A         N/A         N/A         N/A

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            Individual Grants                               Potential realizable value   Alternative
                                                                            at assumed annual rates of    to (f) and
                                                                             stock price appreciation     (g): grant
                                                                                 for option term          date value
---------------------------------------------------------------------------------------------------------------------
                                Percent of
                   Number of       total
                  securities    options/SARs
                  underlying     granted to
                   Options/      employees    Exercise or                                               Grant date
                 SARs granted    in fiscal     base price    Expiration                                   present
     Name            (#)           year         ($/Sh)          date         5% ($)         10% ($)       value $

      (a)             (b)           (c)            (d)           (e)            (f)            (g)           (f)
---------------- -------------- ------------- -------------- ------------- -------------- -------------- ------------
Stephen
Roberts, CEO           0             0             N/A           N/A            N/A            N/A           N/A


  AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES

                                                                                   Number of            Value of
                                                                                  securities          unexercised
                                                                                  underlying          in-the-money
                                                                                  unexercised       options/ SARs at
                                                                               options/ SARs at        fiscal year
                                                                              fiscal year end (#)        end ($)
                                                                              -------------------- -------------------
                                     Shares Acquired on                          Exercisable/         Exercisable/
    Name and Principal Position           Exercise          Value Realized       unexercisable       unexercisable
------------------------------------ -------------------- ------------------- -------------------- -------------------
Stephen Roberts, CEO                          0                   0                   0/0                $0/$0


COMPENSATION AGREEMENTS OF OFFICERS

The Company has an employment agreement with one of its employees which commenced in July 2003 and expires in July, 2006. The agreement requires minimum annual compensation of $72,000 and severance pay during the first twelve months of the agreement in the amount of 50% of the current base pay through the remaining entirety of one year or severance pay of 90 days thereafter if terminated without good cause.

The Company has an employment agreement with another of its employees which commenced in July 2003 and expires in July 2006. The agreement requires minimum annual compensation of $72,000 and severance pay during the first twelve months of the agreement in the amount of 50% of the current base pay through the remaining entirety of one year if terminated without good cause.

The  Company  does not  have  long-term  employment  agreements  with its  Chief
Executive Officer, President or Executive Vice President. The employment agreements for these individuals require that each be paid a minimum of $72,000 per year, subject to periodic adjustment by the Board, and provide that each may resign at will or be terminated at will, without severance or further consideration. The Company anticipates entering into more substantial and long-term employment agreements with these individuals in 2004.

COMPENSATION OF DIRECTORS

The Company at present has no outside directors, and does not separately compensate inside directors for services related to their participation on the board. The Company anticipates adding three new, outside directors in 2004 and will adopt a compensation plan for these individuals.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information as of March 25, 2004, concerning the beneficial ownership of the Company's Common Stock by persons known to the Company to beneficially own more than 5% of the Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted. The number of shares reported as beneficially owned by each person as of March 25, 2004, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

                                               Amount and Nature of Beneficial
Name and Address of Beneficial Owner                      Ownership                  Percentage Ownership
------------------------------------          --------------------------------       --------------------
Stephen C. Roberts                            944,786 common shares and              20.32%
                                              436,010 warrants
Russell W. Mitchell                           1,456,814 common shares                21.44%
James W. Higgins                              441,460 common shares                  6.50%
All directors and executive
  officers as a group                         3,279,070 common shares                48.25%
                                              including options and warrants

EQUITY COMPENSATION PLANS

         The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2003:

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                   (a)                         (b)                      (c)
                                         Number of securities to       Weighted-average
                                         be issued upon exercise      exercise price of        Number of securities
                                         of outstanding options,     outstanding options,    remaining available for
Plan Category                              warrants and rights       warrants and rights         future issuance
--------------------------------------- -------------------------- ------------------------- -------------------------

Equity compensation plans approved by          427,500 (1)                  $1.382                  1,920,400
security holders

Equity compensation plans not                  535,510 (2)                  $0.19                        0
approved by security holders

(1) Employee incentive stock options issued under the Company's 2003 Incentive Plan. Options outstanding at December 31, 2003 have exercise prices ranging from $1.38 to $1.80, vest over a period of up to three years, and expire five years from the date of grant, with a weighted average remaining contractual life of
4.53 years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  CERTAIN TRANSACTIONS

         On February 1, 2000, Erlan Sagadiev, a former employee, exercised his right under an option to purchase 125,000 shares of the Company's Common Stock. He paid the Company $70,000 and gave the Company a non-recourse promissory note bearing interest at 4.87% per annum for the balance owed of $82,500. The principal and interest were due in five equal installments beginning February 2001 and each year thereafter. This note was secured by 90,000 of the exercised shares. In February 2003, the remaining principal balance of $52,457 was paid in full.

         On February 2, 2001, the Company's former president exercised his right to purchase 247,500 shares of the Company's Common Stock and gave the Company a non-recourse promissory note for $310,750. This note bearing interest at the rate of 5% per annum was due in four equal annual installments beginning December 31, 2003, and was secured by all the shares exercised. On April 30, 2003, the Company redeemed 142,700 of these shares at $1.50 per share, thereby reducing the note balance to $96,700. The former president then paid the balance of the note, plus the outstanding $20,863 of accrued interest, for the remaining 104,800 shares.

         In April 2001, two members of the Board of Directors exercised options to purchase a total of 30,000 shares of Common Stock by giving the Company $41,875 in cash. In April 2003, Peter L. Hauser, a director, exercised an option to purchase 10,000 shares of Common Stock by paying the Company $7,000 in cash.

         On November 17, 2001, the Board of Directors agreed to borrow money from the Company's chief financial officer to have funds available for working capital. The funds received would be unsecured and would bear interest at 12%. Additionally, the Board also agreed to issue 10,000 stock options at the market price of $.90 per share. By December 31, 2001, the Company borrowed $4,067 from the chief financial officer. In January 2002, the Company borrowed an additional $2,750. In April 2002, the Company repaid approximately $7,000 including principal and interest on all amounts received.

          The Company has an agreement with Mitchell Health Technologies, Inc. ("MHT"), a corporation owned and controlled by Russell W. Mitchell and James W. Higgins (executive officers and, as to Mr. Mitchell, a director of the Company) for sublease of office space and services, and for marketing and promotions. The Company pays its proportionate share of lease and administrative costs under MHT's office lease agreement. The Company does not pay for MHT's marketing and promotions services unless certain benchmarks are attained. Maximum compensation to MHT under the agreement for marketing and promotions is $125,000. The agreement was terminated on March 9, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Documents required to be filed by Item 601 of Regulation S-B are included as exhibits to this report as follows:

NO.     EXHIBIT DESCRIPTION
---     --------------------

3.3.    Bylaws of the Company (1)

3.6     Amended and Restated Articles of Incorporation (2)

9.0     Voting Agreement (3)

10.50 Option Agreement among the Company, NP Acquisition Corp., GelStat Corp., and Stephen Roberts, James Higgins and Russell Mitchell dated November 26, 2002 (4)

10.51   Agreement and Plan of Merger of GelStat Corp. and NP Acquisition, Inc.
        (3)

14.0    Code of Ethics (5)

21.0    List of Subsidiaries (5)

23      Consent of Virchow, Krause & Company, LLP

31.1    Rule 13a-14(a)/15d-14(a) Certification (5)

32.1    Section 1350 Certification (5)

--------------------

(1) Incorporated by reference to the same exhibit number included in the Company's registration statement on Form SB-2, as Amended, filed with the Commission as file number 33-58626C in 1993.
(2) Incorporated by reference to the same exhibit number included in Form 8-K filed August 1, 2003.
(3) Incorporated by reference to the same exhibit number included in Form 8-K filed April 30, 2003.
(4) Incorporated by reference to the same exhibit number included in Form 8-K filed November 29, 2002.
(5)  Filed herewith.

     (b)  Reports on Form 8K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table details the fees paid to Gary Lundeen, CPA; Gallogly, Fernandez, & Riley, LLP; LeAnn Hitchcock, CPA, James Vandergriend, CPA; Kevin F. Smith, Tax Services; during the year ended December 31, 2003 and the period ended June 25, 2002 (inception) to December 31, 2002.

                                                     2003                2002
                                                 ----------         ------------
                  Audit Fees                     $23,713            $0
                  Audit-Related Fees
                  Tax Fees                       $1,470             $0
                  All Other Fees
                                                 ----------         ------------
                  Total                          $25,183            $0
                                                 ==========         ============

     (1)  Fees  related  to :  Financial  Statement  review,  SAS 100  overview,
          10-QSB,   review,   financial  statement  audit,  financial  statement
          preparation, officer background checks corporate tax preparation

         On January 6, 2004, the Audit Committee of the Company selected Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the year ended December 31, 2003 and the period ended June 25, 2002 (inception) to December 31, 2002. No fees were incurred to Virchow, Krause & Company, LLP during the year ended December 31, 2003 and the period ended June 25, 2002 (inception) to December 31, 2002.

         The policy of the Company's audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to independent auditors were pre-approved by the audit committee.

         No  Services  in  connection  with  appraisal  or  valuation  services,
fairness  opinions  or   contribution-in-kind   reports  were  rendered  by  the
independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GELSTAT CORPORATION


Date:  March 30, 2004     By /s/ Stephen C. Roberts
                             --------------------------------------------------
                                 Name:   Stephen C. Roberts
                                 Title:  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  March 30, 2004     By /s/ Stephen C. Roberts
                             --------------------------------------------------
                                 Name:   Stephen C. Roberts

                                 Title: Director, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and
                                         Accounting Officer)

Date:  March 30, 2004     By /s/ Russell W. Mitchell
                             -----------------------------------------
                                 Name:  Russell W. Mitchell
                                 Title:  President and Director