Form 10QSB
period 2004-03-31
GELSTAT CORP
filed 2004-05-14
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of May 14, 2004, 6,796,370 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed consolidated balance sheets                           3
               Condensed consolidated statements of operations                 4
               Condensed consolidated statements of cash flows                 5
               Notes to condensed consolidated financial statements            6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      11

     ITEM 3.   CONTROLS AND PROCEDURES                                        14

PART II. OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                                    16

ITEM 1. FINANCIAL STATEMENTS

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                     ASSETS
                                                                     March 31,      December 31,
                                                                       2004             2003
                                                                   ----------------------------
                                                                    (Unaudited)       (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                      $    911,544     $    417,839
    Inventories                                                          26,311               --
    Prepaid consulting                                                  326,538          433,513
    Prepaid expenses                                                    171,457           71,012
    Other current assets                                                     --           10,248
                                                                   ------------     ------------
        Total Current Assets                                          1,435,850          932,612
                                                                   ------------     ------------

PROPERTY AND EQUIPMENT, NET                                             226,537          206,950
                                                                   ------------     ------------

OTHER ASSETS
    Patents                                                              68,983           59,118
    Note receivable                                                      25,000           25,000
    Lease deposits                                                        5,692            5,692
                                                                   ------------     ------------
        Total Other Assets                                               99,675           89,810
                                                                   ------------     ------------

           TOTAL ASSETS                                            $  1,762,062     $  1,229,372
                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $    235,500     $    132,778
    Accrued expenses                                                    127,878          118,572
                                                                   ------------     ------------
        Total Current Liabilities                                       363,378          251,350

LONG-TERM LIABILITIES
    Deferred gain                                                        25,000           25,000
    Accrued marketing fees                                                   --           20,222
                                                                   ------------     ------------

        Total Liabilities                                               388,378          296,572
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
    Undesignated, 10,000,000 shares authorized, none issued                  --               --
    Common stock, $.01 par value, 50,000,000 shares authorized,
    6,796,370 and 6,133,870 shares issued and outstanding                67,964           61,339
    Additional paid-in capital                                        3,769,272        2,501,152
    Subscriptions receivable                                                 --           (3,375)
    Deferred compensation                                               (24,750)              --
    Deficit accumulated during the development stage                 (2,438,802)      (1,626,316)
                                                                   ------------     ------------
           Total Stockholders' Equity                                 1,373,684          932,800
                                                                   ------------     ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,762,062     $  1,229,372
                                                                   ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                            Three Months     Three Months     June 25, 2002
                                               Ended            Ended        (inception) to
                                           March 31, 2004   March 31, 2003   March 31, 2004
                                            ------------     ------------     ------------
REVENUES                                    $         --     $         --     $         --
                                            ------------     ------------     ------------

OPERATING EXPENSES
    Selling, general and administrative          657,388          141,123        2,111,851
    Research and development                     155,450           26,610          331,554
                                            ------------     ------------     ------------
        Total Operating Expenses                 812,838          167,733        2,443,405
                                            ------------     ------------     ------------

           Loss from Operations                 (812,838)        (167,733)      (2,443,405)
                                            ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                                  --               --              (72)
    Interest income                                  352               --            4,675
                                            ------------     ------------     ------------
        Net Other Income                             352               --            4,603
                                            ------------     ------------     ------------

    NET LOSS                                $   (812,486)    $   (167,733)    $ (2,438,802)
                                            ============     ============     ============

    NET LOSS PER COMMON SHARE:
      BASIC AND DILUTED                     $      (0.12)    $      (0.06)    $      (0.56)
                                            ============     ============     ============

    WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                        6,521,760        2,943,060        4,339,942
                                            ============     ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                Three Months     Three Months    June 25, 2002
                                                                    Ended            Ended       (inception) to
                                                               March 31, 2004   March 31, 2003   March 31, 2004
                                                               ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $   (812,486)    $   (167,733)    $ (2,438,802)
    Adjustments to reconcile net loss to net cash flows from
      operating activities:
        Depreciation and amortization                                  4,274               45            6,124
        (Gain)/Loss on disposal of property and equipment                (17)              --            1,788
        Common stock issued for services                              91,278               --          636,388
        Warrants issued for services                                  13,920               --           13,920
        Stock options issued below fair market value                   2,250               --            2,250
        Expense from stock based transaction                              --               --           20,222
        Changes in operating assets and liabilities:
           Inventories                                               (26,311)          (2,991)         (26,311)
           Prepaid consulting fees                                   106,975               --         (326,538)
           Prepaid expenses                                         (100,445)           1,429          (94,067)
           Other current assets                                       10,248               --           37,674
           Accounts payable                                          102,722           (3,692)         235,500
           Accrued expenses                                            9,306             (960)          93,859
                                                                ------------     ------------     ------------
               Net Cash Flows from Operating Activities             (598,286)        (173,902)      (1,837,993)
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received from merger with Developed Technology
      Resource, Inc.                                                      --               --          393,478
    Proceeds from note receivable acquired in merger                      --               --          467,219
    Purchases of property and equipment                              (24,151)              --         (233,992)
    Proceeds from sale of property and equipment                         307               --              307
    Patent acquisition costs                                          (9,865)            (520)         (68,983)
    Lease deposits                                                        --               --           (5,692)
                                                                ------------     ------------     ------------
               Net Cash Flows from Investing Activities              (33,709)            (520)         552,337
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                            --          150,000          500,000
    Issuance of common stock, net of expenses                      1,121,500               --        1,647,500
    Exercise of stock options                                             --               --           28,500
    Exercise of warrants                                                 825               --            7,825
    Purchase of warrants                                                  --               --           10,000
    Payments received on stock subscriptions receivable                3,375               --            3,375
                                                                ------------     ------------     ------------
               Net Cash Flows from Financing Activities            1,125,700          150,000        2,197,200
                                                                ------------     ------------     ------------

        NET CHANGE IN CASH AND CASH EQUIVALENTS                      493,705          (24,422)         911,544

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       417,839          133,014               --
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    911,544     $    108,592     $    911,544
                                                                ============     ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

      Nature of Operations

GelStat Corporation (the Company) is a development stage company, which develops and markets over-the-counter consumer healthcare products. The Company expects to introduce two new consumer healthcare products to the retail market throughout the United States. The Company's first product, GelStat Migraine, is intended to provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches and is expected to be distributed in the retail market in the second quarter of 2004. The Company's second anticipated product is intended for use as a sleep aid.

      Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GelStat Corporation and Subsidiary (the Company) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.) All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into .4360083 shares of DTR (Note 3).

Effective July 14, 2003, DTR changed its name to GelStat Corporation. Effective March 17, 2004, GelStat Corp. was merged into its parent, GelStat Corporation.

      Inventories

At March 31, 2004, inventories consist of raw materials of $3,275 and finished goods of $23,036 and are valued at the lower of cost using the first-in, first-out (FIFO) method or market value. There was not any inventory at December 31, 2003.

      Intangible Assets

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of March 31, 2004, the Company has applied for several patents and none have been issued.

      Research and Development Costs

The Company expenses research and development costs as incurred.

      Prepaid Consulting

Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to equity financing, public relations, distribution consulting and investor relations. These costs are being expensed over the terms of the contracts, which expire through January 2005, using the straight-line method.

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

Pursuant to APB No. 25 and related interpretations, $2,250, $0 and $2,250 of compensation costs has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003 and for the period from June 25, 2002 (inception) to March 31, 2004, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                         Three Months     Three Months     June 25, 2002
                                            Ended            Ended        (inception) to
                                        March 31, 2004   March 31, 2003   March 31, 2004
                                         ------------     ------------     ------------
Net Loss                                 $   (812,486)    $   (167,733)    $ (2,438,802)
Pro forma net loss                       $   (846,436)    $   (167,733)    $ (2,550,252)

Basic and diluted net loss per share:
   As reported                           $      (0.12)    $      (0.06)    $      (0.56)
   Pro forma net loss                    $      (0.14)    $      (0.06)    $      (0.59)

Stock-based compensation:
   As reported                           $      2,250     $          0     $      2,250
   Pro forma                             $     33,950     $          0     $    111,450

The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the three months ended

March 31, 2004: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.47% and expected lives of five years. There were no options issued during the three months ended March 31, 2003.

      Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

      Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three months ended March 31, 2004 and 2003, and the period from June 25, 2002 (inception) to March 31, 2004 were anti-dilutive.

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

--------------------------------------------------------------------------------
NOTE 2 - DEVELOPMENT STAGE COMPANY
================================================================================

The Company is a development stage company that has not yet generated revenues and has incurred net losses since inception totaling approximately $2,439,000.

To fund its operations to date during the development stage, the Company has issued common stock for cash. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, i.e., the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it ultimately generating revenues through sales of its products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that capital will be available or available on terms favorable to the Company. During January and February 2004, the Company issued 524,000 shares of common stock for gross proceeds of $1,185,000 (Note 4).

Management believes the Company will commence active selling and marketing operations during the year ending December 31, 2004 and will emerge from the development stage.

--------------------------------------------------------------------------------
NOTE 3 - MERGER
--------------------------------------------------------------------------------

Effective April 30, 2003, DTR completed its merger pursuant to an Agreement and Plan of Merger dated April 18, 2003 by and among DTR, GelStat Corp. and NP Acquisition, a wholly owned subsidiary of DTR. In the Merger, NP Acquisition merged with GelStat Corp., with GelStat Corp. being the surviving company and becoming a wholly-owned subsidiary of DTR.

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

Immediately after the merger, the former GelStat Corp. stockholders, option holders and warrant holders together owned a total of approximately 60% of DTR common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase DTR common stock), and the pre-merger DTR stockholders owned a total of approximately 40% of DTR common stock on a fully-diluted basis. The merger involved the issuance of 2,158,710 shares of DTR common stock valued at $1,442,506. No cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, GelStat Corp. board members controlled the board of directors post merger and the management of GelStat Corp. became the controlling management team of the Company. The merger was accounted for as a reverse acquisition by GelStat Corp, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of GelStat Corp. capital stock in exchange for the fair market value of the assets and liabilities of DTR. Since DTR had only monetary assets, the assets and liabilities of DTR were recorded at historical cost, which approximated fair value, and no goodwill was recorded.

GelStat Corp. changed its name to GS Corp. on June 4, 2003 and DTR changed its name to GelStat Corporation on July 14, 2003. Effective March 17, 2004, GS Corp. merged with and into GelStat Corporation.

The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                                        $    393,478
Other current assets                             115,064
Notes receivable                                 967,219
Property and equipment                               764
Other assets                                      25,000
                                            ------------
     Total assets acquired                     1,501,525
                                            ------------
Current liabilities                               34,019
Deferred gain                                     25,000
                                            ------------
     Total liabilities assumed                    59,019
                                            ------------
         Total                              $  1,442,506
                                            ============

--------------------------------------------------------------------------------
NOTE 4 - STOCKHOLDERS' EQUITY
================================================================================

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

During the three months ended March 31, 2004, the Company issued 56,000 shares of common stock at prices ranging from $1.73 to $2.40 per share for services rendered or to be rendered valued at $111,500.

During the three months ended March 31, 2004, 82,500 warrants were exercised with an exercise price of $.01.

During the three months ended March 31, 2004, the Company issued 12,000 three-year warrants with an exercise price of $1.80 for services to be rendered. These warrants were valued at $13,920 using the Black Scholes pricing model and will be expensed over the term of the contract.

On June 25, 2002, the Company issued 2,943,060 shares of common stock to its founders in exchange for stock subscriptions receivables totaling $3,375. In March 2004, the Company received payments in full for the stock subscriptions receivable.

--------------------------------------------------------------------------------
NOTE 5 - RELATED PARTY TRANSACTIONS
================================================================================

The Company entered into an agreement with Mitchell Health Technologies (MHT) in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the three months ended March 31, 2004 and 2003, and the period from June 25, 2002 (inception) to March 31, 2004, the Company paid $40,000, $10,000 and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated.

During the year ended December 31, 2003, the Company was involved in a legal proceeding with a third party, which was subsequently released by all parties involved. In connection with that release and as a condition of its execution, certain officers of the Company were personally required to give up previously awarded cash settlements and all pending and future claims against the third party. These officers were granted $40,000 as compensation to secure this release for the benefit of the Company. This amount is included in accrued expenses at December 31, 2003 and was paid on March 9, 2004.

--------------------------------------------------------------------------------
NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
================================================================================

                                                              Three Months    Three Months   June 25, 2002
                                                                 Ended           Ended       (inception) to
                                                             March 31, 2004  March 31, 2003  March 31, 2004
                                                             --------------  --------------  --------------
Supplemental cash flow disclosures:
    Cash paid for interest                                    $         --    $         --    $         72

    Cash paid for income taxes                                $         --    $         --    $      2,587

Noncash investing and financing activities
    Issuance of common  stock in  exchange  for assets and
      liabilities in connection with merger
      Other current assets                                    $         --    $         --    $    115,064
      Notes receivable                                                  --              --         967,219
      Property and equipment                                            --              --             764
      Other assets                                                      --              --          25,000
      Current liabilities                                               --              --          34,019
      Deferred gain                                                     --              --          25,000
Conversion of accrued marketing fees into common stock              20,222              --          20,222

--------------------------------------------------------------------------------
NOTE 7 - SUBSEQUENT EVENTS
================================================================================

On April 26, 2004, the Company announced a temporary delay in the large scale manufacturing of its first product, GelStat(TM) Migraine. The Company continues to pursue various efforts to effectively resolve that delay but is unable to predict exactly when the manufacturing issue will be resolved, or to what extent pending orders might be impacted. The loss of pending orders could have a material adverse impact on the Company.

By mutual agreement with the Company, Michael Borman terminated his employment with GelStat Corporation effective May 5, 2004. Mr. Borman had previously served as VP, Business Development, a non-executive officer position.

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

OVERVIEW

      GelStat Corporation ("the Company" or "GelStat") is a consumer healthcare company dedicated to the cost-effective development and marketing of OTC and other non-prescription consumer healthcare products. Current development efforts are focused exclusively on products for migraine therapy and to improve sleep, both multi-billion dollar global markets. GelStat is committed to building a portfolio of products addressing these conditions and believes that each of its present or planned products offers significant commercial potential. The Company believes that its current and planned products could potentially offer improved efficacy, safety and/or convenience relative to existing products.

      The Company's first product is GelStatTM Migraine, a patent pending solution designed to provide acute relief from migraine headaches. In conjunction with this first product, the Company has developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is expected to provide fast relief from migraine headaches for most users at a fraction of the cost of prescription medications. GelStat Migraine is now being introduced to retailers and wholesalers across the United States. GelStat Migraine is an OTC homeopathic drug.

      GelStatTM Sleep is presently under development and is intended to be marketed as a sleep aid. It is expected to be introduced to retailers in 2005 as the first offering in GelStat's second major product line. GelStat Sleep is expected to be marketed as a nutritional supplement.

      GelStat intends to market and distribute its products primarily through mainstream chain drug store, food store, and mass merchandise retailers, and first introduced its initial product, GelStat Migraine, at the National Association of Chain drug Stores (NACDS) "Marketplace 2003" convention in late June 2003. That exposure created initial interest among a number of retailers and led to the scheduling of follow-on meetings, many with national retailers.

      In December 2003, the Company commenced its first shipments of GelStat Migraine to certain select retailers in three test markets. Test markets selected were the Washington/Baltimore area, the Minneapolis area and the Raleigh/Durham area. No revenue was recognized in relation to these initial product placements due to their use as promotional and test marketing venues.

      Early in the first quarter of 2004, the Company announced preliminary results from its first clinical study in which GelStat Migraine was shown to be effective in relieving acute migraine and preventing migraine progression in 83% of patients treating early in the course of an attack.

      GelStat Migraine is currently being positioned as a first-line treatment for use as an early intervention in the treatment of migraine headaches, consistent with clinical data obtained thus far. Several additional clinical trials of GelStat Migraine are presently underway and several more planned. The results of these future and ongoing trials are uncertain, but such results are expected to provide additional data on the efficacy of GelStat Migraine. Future clinical trial results might result in additional marketing and promotional opportunities and could support the planned development of new versions of the product meant to address various other aspects of migraine treatment. Additional products could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product), or for "mini-prophylaxis" (prevention of migraine through daily use at and around the time of an expected menstrual period in women whose migraine is frequently associated with menses.) While there is no data presently available to support such use, these additional trials could provide such support and thus open substantially larger markets for GelStat Migraine or some modified version thereof.

      GelStat plans to conduct clinical trials on every product it develops, prior to offering that product for sale. It is believed essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer.

      The Company received its first purchase order from a national chain subsequent to the presentation of its initial clinical trial results. Presentation of those trial results appears to have significantly accelerated retailer acceptance, and the Company has now received purchase orders from a number of additional retailers and wholesalers, including several representing national chains as well as a number of regional chains. The Company believes that it will continue to receive a significant number of initial orders for GelStat Migraine over the coming months.

      On April 26, 2004, the Company announced a temporary delay in the large scale manufacturing of GelStat Migraine. The Company continues to pursue various efforts to effectively resolve that delay and believes it will soon be able to re-commence product shipments. However, it is not possible to predict exactly when the manufacturing issue will be resolved or, more significantly, to what extent pending orders might be impacted. The loss of orders now pending could have a material adverse impact on the Company, and could substantially, negatively impact the Company's planned national rollout of GelStat Migraine.

      Given the nature of the retailing industry, the present manufacturing difficulties, and the terms under which GelStat anticipates initially placing its product with retailers, the Company does not anticipate recognizing substantial revenues prior to the fourth quarter of 2004. Many retailers, especially large, national chains, require as a provision of stocking the product that they retain the right to return product that is not sold within a certain period of time (usually six to twelve months.) Also, some of these retailers may not be required to pay the Company until the time that a consumer actually purchases the product from them.

      The Company is a development stage company. Due to lack of revenue, and continuing losses, the Company has been and continues to be entirely dependent on outside capital for its ability to continue as a going concern. However, the Company believes that its selling and marketing activities in 2004 will be sufficient to result in its emerging from the development stage.

PLAN OF OPERATION

      The Company had no revenues from operations for fiscal 2004, 2003 or 2002.

      During the three months ending March 31, 2003 (prior to the merger on April 30, 2003) DTR had no operating business. GelStat Corp. had only slightly more than nine months of operations from June 25, 2002

(inception) through March 31, 2003. The Company anticipates generating its first substantial revenues beginning in fiscal 2004.

      Year to year comparisons are of only limited value owing to the fact that the Company is a new, development stage company, had no revenue in either of its is two most recent fiscal years, and had operations during only a portion of 2002 (from inception on June 25, 2002.) However, the following is an overview of non-operating income and expenses during the three months ended March 31, 2004 compared to March 31, 2003.

      The Company incurred $155,450, $26,610 and $331,554 in research and development expense for the three months ended March 31, 2004 and 2003, and the period from June 25, 2002 (inception) to March 31, 2004, respectively. The Company plans to substantially increase expenditures on research and development in 2004, primarily in the performance of additional clinical trials.

      The Company recorded net interest income of $352 for the three months ended March 31, 2004. There was no interest income recorded in the three months ended March 31, 2003. Interest and investment income is not expected to make a material contribution to revenue for the foreseeable future.

      Selling, general and administrative expenses for the three months ended March 31, 2004 and 2003, and the period from June 25, 2002 (inception) to March 31, 2004 were $657,388, $141,123 and $2,111,851, respectively. The increase in the first quarter of 2004 is attributable to the fact that GelStat had only very limited operations from June 25, 2002 (inception) to March 31, 2003 and had only 3 employees at that time.

      The Company currently employs 8 people and expects to expand significantly in 2004. GelStat will actively seek, among others, additional accounting personnel and administrative staff. The Company does not expect any material purchase or sale of plant and equipment in 2004, but does expect to expend substantial capital on marketing (including national advertising and regional advertising based on then current distribution of GelStat Migraine), research and development (consisting primarily of additional clinical trials for GelStat Migraine) and additional product development (which is expected to consist of both preparations for the retail marketing of GelStat Sleep and additional development of GelStat Migraine.)

LIQUIDITY AND CAPITAL RESOURCES

      Cash was $911,544 at March 31, 2004, representing an increase of $493,705 from the cash position of the Company as of December 31, 2003, which was $417,839. The increase is attributable to proceeds from the sale of common stock. The Company's principal commitments consist of a long-term lease for its corporate facilities.

      As of May 12, 2004, the Company had cash of $415,351. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

      In January 2004, the Company issued 100,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. In February 2004, the Company issued 424,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The shares sold in these private placement offerings were offered to a limited number of accredited investors, as defined in Rule 501(a) under the 1933 Act as amended, and are restricted securities that are not transferable. These shares were not registered under the Securities Act of 1933 and were offered and sold pursuant to exemptions provided in the Securities Act of 1933 Sections 4(2) and 4(6).

      During the three months ended March 31, 2004, the Company also issued 56,000 shares of common stock at prices ranging from $1.73 to $2.40 per share for services rendered or to be rendered valued at $111,500. The

Company also issued 82,500 shares of common stock in connection with the exercise of warrants previously granted in 2003.

CRITICAL ACCOUNTING POLICIES

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company's long-lived assets include property, equipment and leasehold improvement. At March 31, 2004, the Company had net property and equipment of $226,537, which represents approximately 13% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the period from June 25, 2002 (inception) to March 31, 2004, the Company did not record any impairment losses related to long-lived assets.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended March 31, 2004.

      In January 2004, the Company sold 100,000 shares of common stock with gross proceeds of $125,000 and cash expenses of $12,500 in connection with a private placement offering.

      In February 2004, the Company sold 424,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering.

      The shares sold in these private placement offerings were offered to a limited number of accredited investors, as defined in Rule 501(a) under the Act, and are restricted securities that are not transferable. These shares were issued without registration under the Act pursuant to the exemptions afforded by the provisions of Section 4(2) and 4(6) thereof, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto. No underwriters were used in connection with these private placements.

      The gross proceeds from these private placements were added to the Company's working capital and are being used to pursue the Company's business strategy, including marketing, advertising, and expenses associated with the introduction of the Company's products.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following new Exhibits are filed as part of this Form 10-QSB:

      (a)   List of Exhibits

            31.1 Certification of the Company's Chief Executive & Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of the Company's Chief Executive & Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

      (b)   Reports on Form 8-K

            On January 9 and as further amended on February 9, 2004, the Company filed a Form 8-K to announce a change in the Company's certifying accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GELSTAT CORPORATION



Date:    May 14, 2004           By  /s/ Stephen C. Roberts
                                    --------------------------------
                                    Name:  Stephen C. Roberts
                                    Title:  Director, Chief Executive Officer
                                    and Chief Financial Officer
                                    (Principal Executive, Financial, and
                                    Accounting Officer)