Form 10QSB
period 2004-06-30
GELSTAT CORP
filed 2004-08-16
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 11, 2004, 7,638,888 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                      FOR THE QUARTER ENDED JUNE 30, 2004


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed balance sheets                                     3
               Condensed statements of operations                           4
               Condensed statements of cash flows                           5
               Notes to condensed financial statements                      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   13

     ITEM 3.   CONTROLS AND PROCEDURES                                     18

PART II. OTHER INFORMATION                                                 18

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                   18

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURES                                                                 21

                              GELSTAT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                    JUNE 30,      DECEMBER 31,
                                                     2004           2003
                                                  (UNAUDITED)     (AUDITED)
                                                  -----------    -----------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                     $   920,041    $   417,839
    Accounts Receivable                               195,663             --
    Inventories                                       138,915             --
    Prepaid consulting                                179,676        433,513
    Prepaid expenses                                  182,673         71,012
    Other current assets                                   --         10,248
                                                  -----------    -----------

    Total Current Assets                            1,616,968        932,612
                                                  -----------    -----------

Property and Equipment, net                           235,636        206,950
                                                  -----------    -----------
OTHER ASSETS

    Patents                                            74,481         59,118
    Note receivable                                        --         25,000
    Lease deposits                                      5,692          5,692
                                                  -----------    -----------

    Total Other Assets                                 80,173         89,810
                                                  -----------    -----------

TOTAL ASSETS                                      $ 1,932,777    $ 1,229,372
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                              $   363,664    $   132,778
    Accrued expenses                                  244,183        118,572
    Deferred revenue                                   60,912             --
                                                  -----------    -----------

    Total Current Liabilities                         668,759        251,350
                                                  -----------    -----------

LONG-TERM LIABILITIES

    Deferred gain                                          --         25,000
    Accrued marketing fees                                 --         20,222
                                                  -----------    -----------

    Total Liabilities                                 668,759        296,572
                                                  -----------    -----------

STOCKHOLDERS' EQUITY

    Undesignated 10,000,000 shares
    Common stock, $.01 par value per share
    50,000,000 shares authorized
    11,004,324 and 9,200,805
     shares issued and outstanding                $   110,043         92,008
    Additional paid-in capital                    $ 4,780,993      2,470,483
    Subscriptions receivable                      $  (100,000)        (3,375)
    Deficit accumulated
     during the development stage                 $(3,527,018)    (1,626,316)
                                                  -----------    -----------

    Total Stockholders' Equity                    $ 1,264,018        932,800
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,932,777    $ 1,229,372
                                                  ===========    ===========


                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDTIED)


                              Three         Three            Six             Six      June 25, 2002
                           Months Ended   Months Ended   Months Ended   Months Ended  (inception) to
                           June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003 June 30, 2004
                           ------------   ------------   ------------   ------------   ------------
REVENUES, NET              $     16,739   $          0   $     16,739   $          0   $     16,739
                           ------------   ------------   ------------   ------------   ------------

COST OF GOODS SOLD              218,564              0        218,564              0        218,564
                           ------------   ------------   ------------   ------------   ------------

GROSS LOSS                     (201,825)             0       (201,825)             0       (201,825)
                           ------------   ------------   ------------   ------------   ------------

OPERATING EXPENSES

     Selling, general
      and administrative        838,496        304,650      1,495,884        445,773      2,950,347
     Research
      and development            48,100         33,173        203,550         59,783        379,654
                           ------------   ------------   ------------   ------------   ------------

  Total Operating Expenses      886,596        337,823      1,699,434        505,556      3,330,001
                           ------------   ------------   ------------   ------------   ------------

   Loss from Operations      (1,088,421)      (337,823)    (1,901,259)      (505,556)    (3,531,826)
                           ------------   ------------   ------------   ------------   ------------

OTHER INCOME AND (EXPENSE)

     Interest expense                 0              0              0              0            (72)
     Interest income                205          3,406            557          3,406          4,880
                           ------------   ------------   ------------   ------------   ------------

         Net Other Income           205          3,406            557          3,406          4,808
                           ------------   ------------   ------------   ------------   ------------

NET LOSS                   $ (1,088,216)  $   (334,417)  $ (1,900,702)  $   (502,150)  $ (3,527,018)
                           ============   ============   ============   ============   ============

Net Loss per common share:
     Basic and Diluted     $      (0.10)  $      (0.05)  $      (0.19)  $      (0.09)  $      (0.50)
                           ============   ============   ============   ============   ============

Weighted Average
 Shares Outstanding:         10,541,600      6,613,183     10,162,120      5,513,887      7,008,396
                           ============   ============   ============   ============   ============



                              GELSTAT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDTIED)

                                                            Six          Six        June 25, 2002
                                                       Months Ended   Months Ended  (inception) to
                                                      June 30, 2004  June 30, 2003  June 30, 2004
                                                        -----------   -----------     -----------
Net Loss                                                $ (1,900,702)   $ (502,150)   $ (3,527,018)
Adjustments to reconcile net loss to net cash flows
from operating activities:
          Depreciation                                        7,671           177           9,521
          Common stock issued for services                  138,228             -         683,338
          Warrants issued for services                       13,920             -          13,920
          Stock options issued below fair market value       27,000                        27,000
          Expense from stock based transaction                    -             -          20,222
          Loss on disposal of property and equipment              -         1,791           1,805
          Changes in operating assets and liabilities:
              Accounts receivables                         (195,663)            -        (195,663)
              Inventories                                  (138,915)       (5,091)       (138,915)
              Prepaid consulting                            253,837             -        (179,676)
              Prepaid expenses                             (111,661)        9,678        (105,283)
              Other current assets                           10,248        33,184          37,674
              Accounts payable                              230,886       129,130         363,664
              Accrued expenses                              125,611        (2,279)        210,164
              Deferred revenue                               60,912             -          60,912
                                                        -----------   -----------     -----------
                   Net Cash Flows from
                    Operating Activities                 (1,478,628)     (335,560)     (2,718,335)
                                                        -----------   -----------     -----------

Cash received from merger with Developed
                  Technology Resource, Inc.                       -       393,478         393,478
Proceeds from note receivable acquired in merger                  -       467,219         467,219
Purchases of property and equipment                         (36,664)     (168,600)       (246,505)
Proceeds from sale of property and equipment                    307             -             307
Patent acquisition costs                                    (15,363)      (25,641)        (74,481)
Lease deposits                                                    -             -          (5,692)
                                                        -----------   -----------     -----------
                   Net Cash Flows from
                    Investing Activities                    (51,720)      666,456         534,326
                                                        -----------   -----------     -----------



Proceeds from note payable                                        -       200,000         500,000
Issuance of common stock, net of expenses                 2,028,350             -       2,554,350
Exercise of stock options                                         -         7,000          28,500
Exercise of warrants                                            825         7,000           7,825
Purchase of warrants                                              -        10,000          10,000
Payments received on
 stock subscriptions receivable                               3,375             -           3,375
                                                        -----------   -----------     -----------
                   Net Cash Flows from
                    Financing Activities                  2,032,550       224,000       3,104,050
                                                        -----------   -----------     -----------

                   NET CHANGE IN CASH
                    AND CASH EQUIVALENTS                    502,202       554,896         920,041

                                                            417,839       133,014               0
                                                        -----------   -----------     -----------

                                                        $   920,041   $   687,910     $   920,041
                                                        ===========   ===========     ===========

GELSTAT CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations
GelStat Corporation (the "Company") is a development stage company that develops and markets over the-counter (OTC, non-prescriptive) consumer healthcare products. The Company's first product, GelStat Migraine, is intended to provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches. GelStat Migraine first began to be distributed to leading national and regional retailers in the second quarter of 2004.

Unaudited Financial Statements
The accompanying unaudited condensed financial statements of GelStat Corporation have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

Principles of Consolidation
On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. As described in the current report, for accounting purposes, the merger was accounted for as a reverse acquisition, with GelStat Corp. as the acquirer. The historical financial statements of GelStat Corp. become the historical financial statements of DTR, and the assets and liabilities of DTR are accounted for as required under the purchase method of accounting. Results of operations of DTR are included in the financial statements from April 30, 2003, the effective date of the merger. On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.) All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into 1.3080249 shares of DTR as adjusted for the stock dividend declared on July 19, 2004.(Note
3).

Effective July 14, 2003, DTR changed its name to GelStat Corporation. Effective March 17, 2004, GelStat Corp. was merged into its parent, GelStat Corporation.

Inventories
At June 30, 2004, inventories were valued at $138,915 and consisted of raw materials of $94,063, work-in-process of $13,151 and finished goods of $31,701. Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method or market. At December 31, 2003, the Company had no inventory.

Intangible Assets
Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of June 30, 2004, the Company has applied for several patents and none have been issued.

Research and Development Costs
The Company expenses research and development costs as incurred.

Prepaid Consulting
Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to public relations, distribution consulting, investor relations and general operations conducted in the normal course of business. These costs are being expensed over the terms of the contracts, which expire through January 2005, using the straight-line method.

Stock-Based Compensation
In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

Pursuant to APB No. 25 and related interpretations, $24,750, $0, $27,000, $0 and $27,000 of compensation costs have been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2004 and 2003, for the six months ended June 30, 2004 and 2003, and for the period from June 25, 2002 (inception) to June 30, 2004, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:


Stock Based Compensation Table

                               Three         Three           Six            Six        June 25, 2002
                            Months Ended   Months Ended  Months Ended   Months Ended  (inception) to
                           June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003  June 30, 2004
                            -----------    -----------    ------------   -----------    -----------
Net loss                    $(1,088,216)   $  (334,417)   $(1,900,702)   $  (502,150)   $(3,527,018)
Pro forma net loss          $(1,123,201)   $  (334,417)   $(1,969,637)   $  (502,150)   $(3,673,454)

Basic and diluted net
 loss per share:
     As reported            $     (0.10)   $     (0.05)   $     (0.19)   $     (0.09)   $     (0.50)
     Pro forma net loss     $     (0.11)   $     (0.05)   $     (0.19)   $     (0.09)   $     (0.52)

Stock-based compensation:
     As reported            $    24,750    $        --    $    27,000    $        --    $    27,000
     Pro forma              $    34,985    $        --    $    68,935    $        --    $   146,436


The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the three and six months ended June 30, 2004: dividend yield of 0%, expected volatility of 129.1% and 116.1%, risk-free interest rate of 3.2% and 2.96% and expected lives of five years. There were no options issued during the three and six months ended June 30, 2003.

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

Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004 were anti-dilutive.

Management's Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company sells its product to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) - "Revenue Recognition in Financial Statements", the Company will recognize revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

During the quarter ending June 30, 2004, the Company generated Gross Revenues of $195,663 prior to required revenue recognition adjustments.

The Company recognizes Pay on Scan sales as revenues when we are notified of the customer's sales through periodic sales reports, receive payments from the customer or when the customer reorders a specified quantity of the relevant product. Pay on Scan revenue recognition treatment typically ends 90 days after the date of first shipment under Pay on Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the pay on scan arrangement for a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. At June 30, 2004, the Company had reserved approximately $5,900, equivalent to 3.0% of sales for product returns. During the quarter ended June 30, 2004, the Company had no products returned by customers or distributors. Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. During the quarter ended June 30, 2004, the Company had recorded approximately $48,300 in trade promotion expense. Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. During the quarter ended June 30, 2004, the Company had recorded approximately $48,900 for TPR programs, merchandising fees, co-op advertising and slotting expenses and recorded in accrued expenses at June 30, 2004.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. At June 30, 2004, the Company had accrued approximately $5,000 for broker sales expense.

NOTE 2 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company that has generated net revenues of $16,739 and has incurred net losses since inception totaling approximately $3,527,000.

To fund its operations to date during the development stage, the Company has issued common stock for cash. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, i.e., the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it continuing to generate revenues through sales of its products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that capital will be available, or available on terms favorable to the Company.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000. (Note 4).

NOTE 3 - MERGER
Effective April 30, 2003, DTR completed its merger pursuant to an Agreement and Plan of Merger dated April 18, 2003 by and among DTR, GelStat Corp. and NP Acquisition, a wholly owned subsidiary of DTR. In the Merger, NP Acquisition merged with GelStat Corp., with GelStat Corp. being the surviving company and becoming a wholly-owned subsidiary of DTR.

In the merger, the former stockholders of GelStat Corp. received shares of DTR common stock. In addition, in the merger, warrants and options to purchase shares of GelStat Corp. common stock were converted into warrants and options to purchase shares of DTR common stock. Each share of GelStat Corp. common stock was converted into 1.3080249 shares of DTR common stock. Each warrant and option to purchase one share of GelStat Corp. common stock was converted into a warrant or option to purchase 1.3080249 shares of DTR common stock.

Immediately after the merger, the former GelStat Corp. stockholders, option holders and warrant holders together owned a total of approximately 60% of DTR common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase DTR common stock), and the pre-merger DTR stockholders owned a total of approximately 40% of DTR common stock on a fully-diluted basis. The merger involved the issuance of 3,238,065 shares of DTR common stock valued at $1,442,506. No cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, GelStat Corp. board members controlled the board of directors post merger and the management of GelStat Corp. became the controlling management team of the Company. The merger was accounted for as a reverse acquisition by GelStat Corp, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of GelStat Corp. capital stock in exchange for the fair market value of the assets and liabilities of DTR. Since DTR had only monetary assets, the assets and liabilities of DTR were recorded at historical cost, which approximated fair value, and no goodwill was recorded.

GelStat Corp. changed its name to GS Corp. on June 4, 2003 and DTR changed its name to GelStat Corporation on July 14, 2003. Effective March 17, 2004, GS Corp. merged with and into GelStat Corporation.

The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                                                                $  393,478
Other current assets                                                   115,064
Notes receivable                                                       967,219
Property and equipment                                                     764
Other assets                                                            25,000
                                                                    ----------
Total assets acquired                                                1,501,525
                                                                    ==========

Current liabilities                                                 $   34,019
Deferred gain                                                           25,000
                                                                    ----------
Total liabilities assumed                                               59,019
                                                                    ==========

NOTE 4 - STOCKHOLDERS' EQUITY

On July 19, 2004, the Company's Board of Directors approved a three for two stock split, payable on or about August 31, 2004 to shareholders of record on August 17, 2004 (the "record date"). All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp).

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 and 7,500 shares of common stock as commission for financing.

During the three months ended June 30, 2004, the Company issued 18,750 shares of common stock at prices ranging from $1.67 to $3.46 per share for services rendered or to be rendered valued at $46,950.

During the three months ended June 30, 2004, 12,000 warrants were exercised with an exercise price of $1.33 on a cashless basis resulting in the issuance of 7,269 shares of common stock.

At June 30, 2004, the Company had a subscription receivable of $100,000 due to the Company from the issuance of common stock. Payment was received in full by the Company in early July 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Mitchell Health Technologies (MHT) in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004, the Company paid $0, $40,000, $25,000, $35,000, and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated. Russ Mitchell, President of Gelstat Corporation, was the founder and principal shareholder of MHT.

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
                                                Six        Six
                                               months     months
                                               ended      ended   June 25, 2002
                                              June 30,   June 30, (inception) to
                                                2004       2003   June 30, 2004
                                              ---------  --------   --------
Supplemental cash flow disclosures:
             Cash paid for interest           $      0   $      0   $     72
             Cash paid for income taxes              0          0      2,587

Noncash investing and financing activities:
  Issuance of common stock in exchange
  for assets and liabilities in
  connection with merger
             Other current assets                    0          0    115,064
             Notes receivable                        0          0    967,219
             Property and equipment                  0          0        764
             Other assets                            0          0     25,000
             Current liabilities                     0          0     34,019
             Deferred gain                           0          0     25,000
  Conversion of accrued marketing fees
             into common stock                  20,222          0     20,222

Stock subscription receivable
             received for stock               $100,000   $      0   $100,000

Write off note receivable and
             deferred gain                    $ 25,000   $      0   $ 25,000

NOTE 7 - SUBSEQUENT EVENTS

On July 30, 2004, a complaint was filed against the Company by Peter Hauser, a former director of the Company, demanding compensation for prior services in the form of cash and stock options. The Company believes the complaint is without merit and plans to defend itself against all claims made therein.

From July 1 through August 9, 2004, the Company sold 445,008 shares of common stock with gross proceeds of $1,112,520 and cash expenses of $141,253 in connection with a private placement offering. The Company issued 6,750 five-year warrants at an exercise price of $2.50 as commission for financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

STATEMENTS OTHER THAN CURRENT OR HISTORICAL INFORMATION INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND ELSEWHERE IN THIS FORM 10 QSB, IN FUTURE FILINGS BY GELSTAT CORPORATION (THE "COMPANY" OR "GELSTAT") WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN GELSTAT'S PRESS RELEASES AND ORAL STATEMENTS MADE WITH THE APPROVAL OF AUTHORIZED EXECUTIVE OFFICERS, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. GELSTAT WISHES TO CAUTION THE READER NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

GelStat Corporation ("the Company" or "GelStat") is a consumer healthcare company dedicated to the cost-effective development and marketing of OTC and other non-prescription consumer healthcare products. Current development efforts are focused exclusively on products for migraine therapy which is estimated to represent a multi-billion dollar global market. GelStat is committed to building a portfolio of products addressing consumer healthcare conditions and believes that each of its present or planned products offers significant commercial potential. The Company believes that its current and planned products could potentially offer improved efficacy, safety and/or convenience relative to existing OTC products.

The Company's first product is GelStatTM Migraine, a patent pending solution designed to provide acute relief from migraine headaches. In conjunction with this first product, the Company has developed a sublingual (under the tongue) delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is expected to provide fast relief from migraine headaches for most users at a fraction of the cost of prescription medications.

GelStat intends to market and distribute its OTC products primarily through mainstream chain drug store, food store, and mass merchandise retailers, and first introduced its initial product, GelStat Migraine, at the National Association of Chain drug Stores (NACDS) "Marketplace 2003" convention in late June 2003. That exposure created initial interest among a number of retailers and led to the scheduling of follow-on meetings, many with national retailers.

In December 2003, the Company initiated its first shipments of GelStat Migraine to certain select retailers in three test markets. Test markets selected were the Washington/Baltimore area, the Minneapolis area and the Raleigh/Durham area. No revenue was recognized in relation to these initial product placements due to their use as promotional and test marketing venues.

In June, 2004, the Company shipped GelStat Migraine to retailers operating approximately 6,500 retail locations and wholesalers across the United States. The Company maintains on its website (www.gelstat.com) a current list of retailers where consumers can purchase GelStat Migraine.

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

The Company received its first purchase order from a national chain subsequent to the presentation of its initial clinical trial results. Presentation of those trial results appears to have significantly accelerated retailer acceptance, and the Company has received initial purchase orders from and shipped product to a number of retailers and wholesalers, including several representing national chains as well as a number of regional chains.

On April 26, 2004, the Company announced a temporary delay in the large scale manufacturing of GelStat Migraine. On June 18, 2004, the Company announced that it had commenced shipments of "GelStat(TM) Migraine," to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers. The Company continues to produce and distribute GelStat Migraine, meeting the volume and delivery dates specified by customers; the Company continues to increase product inventory.

The Company maintains on its website (www.gelstat.com) a current list of retailers where consumers can purchase GelStat Migraine. The Company has received subsequent reorders from retailers and distributors following their initial orders. The Company believes that it will continue to receive a significant number of initial orders followed by reorders for GelStat Migraine over the coming months.

Given the nature of the retailing industry, the anticipation of a national media campaign commencing in the fourth quarter, and the introductory terms required for initially placing Gelstat Migraine with retailers, the Company does not anticipate recognizing substantial revenues prior to the fourth quarter of 2004.

The Company is a development stage company. Due to continuing losses, the Company has been and continues to be dependent on outside capital in addition to product sales for its ability to continue as a going concern. However, the Company believes that its selling and marketing activities in 2004 will be sufficient to result in its emerging from the development stage.

PLAN OF OPERATION

The Company had no revenues from operations for fiscal 2003 or 2002.

Year to year comparisons are of only limited value since the Company is a new, development stage company, had no substantial revenue in either of its two most recent fiscal years, and commenced shipping product in June 2004. However, the following is an overview of income and expenses during the three and six months ended June 30, 2004 compared to June 30, 2003.

Cost of goods sold for the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004, respectively, were $218,564, $218,564, $0, $0, and $218,564, respectively. The increase in the second quarter of 2004 is attributable to the fact that the Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

Selling, general and administrative expenses for the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004, respectively, were $838,496, $1,495,884, $304,650, $445,773 and
$2,950,347, respectively. The increase in the second quarter of 2004 is attributable to the fact that GelStat had only very limited operations from June 25, 2002 (inception) to March 31, 2004. The Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June, 2004.

The Company incurred $48,100, $203,550, $33,173, $59,783 and $379,654 in research and development expense for the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004, respectively. The Company plans to substantially increase expenditures on research and development in 2004, primarily in the performance of additional clinical trials.

The Company recorded net interest income of $205, $557, $3,406, $3,406 and $4,880 for the three and six months ended June 30, 2004 and 2003, and the period from June 25, 2002 (inception) to June 30, 2004, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

The Company currently employs 8 people and expects to expand significantly in 2004. GelStat will actively seek, among others, additional accounting personnel and administrative staff. The Company does expect to expend substantial capital on research and development (consisting primarily of additional clinical trials for GelStat Migraine) and additional product development.

The Company has current commitments to spend $1,760,000 in the second half of fiscal 2004 on product marketing (including national and regional advertising based on then current distribution of GelStat Migraine), including approximately $360,000 in payments made in July 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $920,041 at June 30, 2004, representing an increase of $502,202 from the cash position of the Company as of December 31, 2003, which was $417,839. The increase is attributable to proceeds from the sale of common stock. The Company's principal commitments consist of a long-term lease for its corporate offices and research and development facilities.

As of August 11, 2004, the Company had cash of $1,078,539. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 and 7,500 shares of common stock as commission for financing.

CRITICAL ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

The Company's long-lived assets include property, equipment and leasehold improvements. At June 30, 2004, the Company had net property and equipment of $235,636, which represents approximately 12% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the period from June 25, 2002 (inception) to June 30, 2004, the Company did not record any impairment losses related to long-lived assets.

INVENTORIES

At June 30, 2004, the Company had inventory of $138,915. We will value our inventory at the lower of the actual cost or the current estimated market value of the inventory. We plan to regularly review inventory quantities on hand and record a provision for excess and obsolete inventory if considered necessary. Changes in the medical field and introduction of new products could result in an increase in the amount of obsolete inventory quantities.

REVENUE RECOGNITION

The Company sells its product to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) - "Revenue Recognition in Financial Statements", the Company will recognize revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

During the quarter ending June 30, 2004, the Company generated Gross Revenues of $195,663 prior to required revenue recognition adjustments.

The Company recognizes Pay on Scan sales as revenues when we are notified of the customer's sales through periodic sales reports, receive payments from the customer or when the customer reorders a specified quantity of the relevant product. Pay on Scan revenue recognition treatment typically ends 90 days after the date of first shipment under Pay on Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the pay on scan arrangement for a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. At June 30, 2004, the Company had reserved approximately $5,900, equivalent to 3.0% of sales for product returns. During the quarter ended June 30, 2004, the Company had no products returned by customers or distributors. Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. During the quarter ended June 30, 2004, the Company had recorded approximately $48,300 in trade promotion expense. Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. During the quarter ended June 30, 2004, the Company had recorded approximately $48,900 for TPR programs, merchandising fees, co-op advertising and slotting expenses and recorded in accrued expenses at June 30, 2004.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. At June 30, 2004, the Company had accrued approximately $5,000 for broker sales expense.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer ("CEO") and the chief financial officer ("CFO") evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.

Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

During the fiscal quarter covered by this report, there were no significant changes in the Company's internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 30, 2004, the Company was served with a Summons and Complaint entitled "Peter Hauser vs. Gelstat Corporation and Stephen C. Roberts." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserts a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Mr. Roberts and the Company dispute Mr. Hauser's claims and intend to defend against the action.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(c) The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended June 30, 2004.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 and 7,500 shares of common stock as commission for financing.

Between June 4, 2004 and June 15, 2005, the Company sold an aggregate of 7,269 shares of common stock to certain warrant holders upon conversion of two outstanding warrants with an exercise price of $1.33 per share, which consideration was paid by the forfeiture of 4,731 shares of common stock in accordance with the terms of their warrants.

All securities listed above were offered to a limited number of accredited investors, as defined in Rule 501(a) under the Act, and are restricted securities that are not transferable. These shares were issued without registration under the Act pursuant to the exemptions afforded by the provisions of Section 4(2) and 4(6) thereof, each recipient of securities having delivered appropriate investment representations to the Company with respect thereto. No underwriters were used in connection with share issuances.

The gross proceeds from sale of the shares were added to the Company's working capital and are being used to pursue the Company's business strategy, including marketing, advertising, and expenses associated with the sale of the Company's products.

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

                                   GELSTAT CORPORATION

Date:    August 13, 2004           By  /s/ Stephen C. Roberts
                                    --------------------------------
                                    Name:  Stephen C. Roberts
                                    Title:  Director, Chief Executive Officer
                                    and Chief Financial Officer
                                    (Principal Executive, Financial, and
                                    Accounting Officer)