Form 10QSB
period 2004-09-30
GELSTAT CORP
filed 2004-10-25
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 25, 2004, 12,295,814 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                      FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     ITEM 3.   CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                       September 30,     December 31,
                                                            2004             2003
                                                        (Unaudited)        (Audited)
                                                      -----------------  --------------
ASSETS
------

Current Assets
--------------
    Cash and cash equivalents                              $ 1,564,089       $ 417,839
    Accounts receivable                                        133,379               -
    Inventories                                              1,052,917               -
    Prepaid consulting                                          68,172         433,513
    Prepaid expenses                                           202,955          71,012
    Other current assets                                             -          10,248
                                                      -----------------  --------------

    Total Current Assets                                     3,021,512         932,612
                                                      -----------------  --------------

Property and Equipment, net                                     72,638         206,950
                                                      -----------------  --------------

Other Assets
------------
    Patents                                                     91,516          59,118
    Note receivable                                                  -          25,000
    Lease deposits                                               7,692           5,692
                                                      -----------------  --------------

    Total Other Assets                                          99,208          89,810
                                                      -----------------  --------------

TOTAL ASSETS                                               $ 3,193,358      $1,229,372
                                                      =================  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
    Accounts payable                                       $ 1,243,549       $ 132,778
    Accrued expenses                                           253,435         118,572
    Deferred revenue                                            53,233               -
                                                      -----------------  --------------

    Total Current Liabilities                                1,550,217         251,350

Long-Term Liabilities
    Deferred gain                                                    -          25,000
    Accrued marketing fees                                           -          20,222
                                                      -----------------  --------------

    Total Liabilities                                        1,550,217         296,572
                                                      -----------------  --------------

Stockholders' Equity

    Undesignated 10,000,000 shares
    Common stock, $.01 par value per share
    50,000,000 shares authorized
    12,295,814 and 9,200,805 shares issued and outstanding     122,958          92,008
    Additional paid-in capital                               7,607,981       2,470,483
    Subscriptions receivable                                         -          (3,375)
    Deficit accumulated during the development stage        (6,087,798)     (1,626,316)
                                                      -----------------  --------------

    Total Stockholders' Equity                               1,643,141         932,800
                                                      -----------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 3,193,358      $1,229,372
                                                      =================  ==============

                 See accompanying notes to financial statements

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                       Three               Three                Nine               Nine            June 25, 2002
                                    Months Ended        Months Ended        Months Ended       Months Ended        (inception) to
                                 September 30, 2004   September 30, 2003  September 30, 2004 September 30, 2003  September 30, 2004
                                 ------------------   -----------------   -----------------  ------------------  ------------------

Revenues, net                            $ 157,463                 $ 0           $ 174,202                 $ 0           $ 174,202

Cost of Goods Sold                          65,557                   -             284,121                                 284,121
                                 ------------------   -----------------   -----------------  ------------------  ------------------

Gross Profit (Loss)                         91,906                   0            (109,919)                  0            (109,919)
                                 ------------------   -----------------   -----------------  ------------------  ------------------

Operating Expenses

    Selling, general and administrative  2,462,168             362,125           3,958,069             833,491           5,410,727
    Impairment on property and equipment   167,000                   -             166,983                   -             168,788
    Research and development                23,518              27,351             227,068              87,134             403,172
                                 ------------------   -----------------   -----------------  ------------------  ------------------

    Total Operating Expenses             2,652,686             389,476           4,352,120             920,625           5,982,687
                                 ------------------   -----------------   -----------------  ------------------  ------------------

        Loss from Operations            (2,560,780)           (389,476)         (4,462,039)           (920,625)         (6,092,606)
                                 ------------------   -----------------   -----------------  ------------------  ------------------

Other Income and (Expense)

    Interest expense                             -                   -                   -                   -                 (72)
    Interest income                              -                 752                 557               4,158               4,880
                                 ------------------   -----------------   -----------------  ------------------  ------------------

        Net Other Income                         -                 752                 557               4,158               4,808
                                 ------------------   -----------------   -----------------  ------------------  ------------------

Net Loss                              $ (2,560,780)         $ (388,724)       $ (4,461,482)         $ (916,467)       $ (6,087,798)
                                 ==================   =================   =================  ==================  ==================

Net Loss per common share:
    Basic and Diluted                      $ (0.22)            $ (0.05)            $ (0.42)            $ (0.15)            $ (0.81)
                                 ==================   =================   =================  ==================  ==================

Weighted Average Shares Outstanding:    11,608,716           7,726,351          10,646,002           6,263,506           7,520,350
                                 ==================   =================   =================  ==================  ==================

                 See accompanying notes to financial statements

                               GELSTAT CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine              Nine          June 25, 2002
                                                                   Months Ended      Months Ended     (inception) to
                                                                   September 30,     September 30,     September 30,
                                                                       2004              2003               2004
                                                                 ----------------  ----------------  ----------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Loss                                                        $ (4,461,482)       $ (916,467)     $ (6,087,798)
    Adjustments to reconcile net loss to net cash flows
    from operating activities:
                 Depreciation                                             12,869               399            14,719
                 Common stock issued for services                        708,929                 -         1,254,039
                 Warrants issued for services                             13,920                 -            13,920
                 Stock options issued below fair market value             27,000                 -            27,000
                 Expense from stock based transaction                          -                 -            20,222
                 Impairment on property and equipment                    166,983               191           168,788
                 Changes in operating assets and liabilities:
                     Accounts receivables                               (133,379)                -          (133,379)
                     Inventories                                      (1,052,917)          (12,262)       (1,052,917)
                     Prepaid consulting                                  365,341                 -           (68,172)
                     Prepaid expenses                                   (131,943)           12,442          (125,565)
                     Other current assets                                 10,248            37,493            37,674
                     Accounts payable                                  1,110,771           165,253         1,243,549
                     Accrued expenses                                    134,863            (1,033)          219,416
                     Deferred revenue                                     53,233                 -            53,233
                                                                 ----------------  ----------------  ----------------
                           Net Cash Flows from Operating Activities   (3,175,564)         (713,984)       (4,415,271)
                                                                 ----------------  ----------------  ----------------

CASH FLOW FROM INVESTING ACTIVITIES

    Cash received from merger with Developed Technology Resource, Inc.         -           400,478           393,478
    Proceeds from note receivable acquired in merger                           -           467,219           467,219
    Purchases of property and equipment                                  (45,540)         (170,123)         (255,381)
    Patent acquisition costs                                             (32,398)          (31,962)          (91,516)
    Lease deposits                                                        (2,000)           (5,192)           (7,692)
                                                                 ----------------  ----------------  ----------------
                           Net Cash Flows from Investing Activities      (79,938)          660,420           506,108
                                                                 ----------------  ----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES

    Proceeds from note payable                                                 -           200,000           500,000
    Issuance of common stock, net of expenses                          4,383,802                 -         4,909,802
    Exercise of stock options                                             13,750            21,500            42,250
    Exercise of warrants                                                     825             7,000             7,825
    Purchase of warrants                                                       -            10,000            10,000
    Payments received on stock subscriptions receivable                    3,375                 -             3,375
                                                                 ----------------  ----------------  ----------------
                           Net Cash Flows from Financing Activities    4,401,752           238,500         5,473,252
                                                                 ----------------  ----------------  ----------------

                 Net Change in Cash and Cash Equivalents               1,146,250           184,936         1,564,089

CASH AND CASH EQUIVALENTS, Beginning of Period                           417,839           133,014                 -
                                                                 ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS, End of Period                             $ 1,564,089         $ 317,950       $ 1,564,089
                                                                 ================  ================  ================

                 See accompanying notes to financial statements

NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations

GelStat Corporation (the "Company") is a development stage company that develops and markets over the-counter (OTC, non-prescription) consumer health care products. Development efforts are focused on very large markets where GelStat products can offer improved efficacy, safety, and/or convenience over existing OTCs. The Company's first product, "GelStat(TM) Migraine", is intended to provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches. "GelStat(TM) Migraine" first began to be distributed to leading national and regional retailers in the second quarter of 2004. The Company plans to introduce several new OTC consumer health care products in 2005.

Unaudited Financial Statements

The accompanying unaudited condensed financial statements of GelStat Corporation have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

Inventories

At September 30, 2004, inventories were valued at $1,052,917 and consisted of raw materials of $303,581, work-in-process of $13,632 and finished goods of $735,704. Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method or market. At December 31, 2003, the Company had no inventory.

Intangible Assets

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of September 30, 2004, the Company has applied for several patents and none have been issued.

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

Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three and nine months ended September 30, 2004 and 2003 and the period from June 25, 2002 (inception) to September 30, 2004, the Company recorded an impairment of tooling (property and equipment) of $167,000, $0, $166,983, $0 and $168,788, respectively. An impairment was recorded on production equipment due to the Company's redesign and location of their production process, therefore, the entire carrying amount of the equipment was recorded as an impairment loss.

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

Pursuant to APB No. 25 and related interpretations, $0, $0, $27,000, $0, and $27,000 of compensation costs have been recognized in the accompanying statements of operations for the three months ended September 30, 2004 and 2003, for the nine months ended September 30, 2004 and 2003, and for the period from June 25, 2002 (inception) to September 30, 2004, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

Stock Based Compensation Table

                                       Three               Three               Nine                Nine               25-Jun-02
                                   Months Ended         Months Ended        Months Ended        Months Ended       (inception) to
                                 September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003  September 30, 2004
                                 ------------------  ------------------  ------------------  ------------------  ------------------
Net loss                           $ (2,560,780)       $   (388,724)        $ (4,461,482)      $   (916,467)      $ (6,087,798)
Pro forma net loss                 $ (2,934,248)       $   (422,674)        $ (4,903,885)      $   (950,417)      $ (6,607,701)

Basic and diluted net loss
  per share:
       As reported                 $      (0.22)       $      (0.05)        $      (0.42)      $      (0.15)      $      (0.81)
       Pro forma net loss          $      (0.25)       $      (0.05)        $      (0.46)      $      (0.15)      $      (0.88)

Stock-based compensation:
       As reported                 $         --        $         --         $     27,000       $         --       $     27,000
       Pro forma                   $    373,468        $     33,950         $    442,403       $     33,950       $    519,903

Weighted Average Shares
  Outstanding:                       11,608,716           7,726,351           10,646,002          6,263,506          7,520,350


In determining the compensation cost of the options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                                             For the three months        For the nine months
                                             ended September 30,         ended September 30,
                                              2004         2003           2004         2003
Risk-free Interest Rate                       3.66%        2.74%          3.51%        2.74%

Expected Life of Options Granted            5 years      5 years        5 years      5 years

Expected Volatility                          208.3%        90.0%         182.9%        90.0%

Expected Dividend Yield                        0.0%         0.0%           0.0%         0.0%

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004 were anti-dilutive.

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

Revenue Recognition

The Company sells its product to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers, both directly and through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

The Company generated gross revenues of $178,731 and $374,394 excluding required revenue recognition adjustments of $21,268 and $200,192 for the three and nine months ending September 30, 2004, respectively.

The Company recognizes Pay-on-Scan sales as revenues when 1) we are notified of the customer's sales through periodic sales reports, 2) receive payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. For the three and nine months ending September 30, 2004, the Company had reserved $5,125 and $10,995, respectively, which is equivalent to 3.0% of sales for damaged products and product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. For the three and nine months ending September 30, 2004, the Company had reserved $2,166 and $50,442, respectively, for trade promotion as a reduction from gross revenues.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. For the three and nine months ending September 30, 2004, the Company had reserved $26,256 and $75,156, respectively, for TPR programs, merchandising fees, co-op advertising and slotting expenses as a reduction from gross revenues.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. The Company has fully paid all broker expenses due as of September 30, 2004.

NOTE 2 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company that has generated net revenues of $174,202 and has incurred net losses since inception totaling approximately $6,087,798.

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

In August 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 (Note 4).

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

The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                             $  393,478
Other current assets                115,064
Notes receivable                    967,219
Property and equipment                  764
Other assets                         25,000
                                 -----------
Total assets acquired             1,501,525
                                 ===========

Current liabilities              $   34,019
Deferred gain                        25,000
                                 -----------
Total liabilities assumed            59,019
                                 ===========

NOTE 4 - STOCKHOLDERS' EQUITY

In January 2004, the Company issued 150,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. The Company issued 22,500 five-year warrants at an exercise price of $0.83 as commission for financing.

In February 2004, the Company issued 636,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The Company issued 45,900 five-year warrants at an exercise price of $1.67 as commission for financing.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 and 7,500 shares of common stock as commission for financing

On July 19, 2004, the Company's Board of Directors approved a three for two stock split, payable on or about August 31, 2004 to shareholders of record on August 17, 2004 (the "record date"). All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp).

In August 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,190 in connection with a private placement offering. The Company issued 103,288 five-year warrants at an exercise price of $2.50 as commission for financing.

During the three months ended September 30, 2004, the Company issued 138,750 shares of common stock at prices ranging from $1.67 to $5.03 per share for services rendered or to be rendered valued at $570,700.

During the nine months ended September 30, 2004, the Company issued 241,500 shares of common stock at prices ranging from $1.16 to $5.03 per share for services rendered or to be rendered valued at $729,150.

During the three and nine months ended September 30, 2004, 15,000 vested stock options were exercised by an employee with an exercise price of $0.92 resulting in the issuance of 15,000 shares of common stock.

During the three months ended September 30, 2004, the Company did not issue any warrants for services. During the nine months ended September 30, 2004, the Company issued 18,000 three-year warrants with an exercise price of $1.20 for services to be rendered. These warrants were valued at $13,920 using the Black Scholes pricing model and are being expensed over the term of the contract.

During the three months ended September 30, 2004, 37,500 five year warrants having an exercise price of $1.67 were exercised on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 21,622 shares.

During the nine months ended September 30, 2004, 49,500 warrants were exercised with a weighted average exercise price of $1.58 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 28,891 shares of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Mitchell Health Technologies (MHT) in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004, the Company paid $0, $40,000, $25,000, $60,000, and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated. Russ Mitchell, President of Gelstat Corporation, was the founder and principal shareholder of MHT.

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

NOTE 6 - Supplemental Cash Flow Information

                                                         ------------------------------------------------------------
                                                           Nine months       Nine months
                                                              ended             ended                June 25, 2002
                                                           September 30,     September 30            (inception) to
                                                               2004             2003               September 20, 2004
                                                         ------------------------------------------------------------
Supplemental cash flow disclosures:
        Cash paid for interest                                $      0          $      0                  $     72
        Cash paid for income taxes                                   0             2,587                     2,587

Noncash investing and financing activities:
  Issuance of common stock in exchange
  for assets and liabilities in
  connection with merger
        Other current assets                                         0           115,064                   115,064
        Notes receivable                                             0           967,219                   967,219
        Property and equipment                                       0               764                       764
        Other assets                                                 0            25,000                    25,000
        Current liabilities                                          0            34,019                    34,019
        Deferred gain                                                0            25,000                    25,000
  Conversion of accrued marketing fees
        into common stock                                       20,222                --                    20,222

Write off note receivable and
        deferred gain                                         $ 25,000          $     --                  $ 25,000

NOTE 7 - CONCENTRATIONS

During the three months ended September 30, 2004, the Company has gross revenues from three customers of 34%, 20%, and 11%, respectively. During the nine months ended September 30, 2004 and during the period from June 25, 2002 (inception) to September 30, 2004, the Company had three major customers of 17%, 21%, and 20%, respectively. At September 30, 2004, the Company had accounts receivable from these three customers of 38%, 1%, and 30%, respectively. During the three and nine months ended September 30, 2003, the Company had no revenues.

NOTE 8 - LEGAL PROCEEDINGS

On July 30, 2004, a complaint was filed against the Company by Peter Hauser, a former director of the Company, demanding compensation for prior services in the form of cash and stock options. The Company believes the complaint is without merit and plans to defend itself against all claims made therein.

On September 13, 2004, a complaint was filed against the Company by Michael Borman, a former employee of the Company, demanding severance pay in the form of cash and stock options. The Company believes the complaint is without merit and plans to defend itself against all claims made therein.

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

OVERVIEW

GelStat Corporation ("the Company" or "GelStat") is a consumer health care company dedicated to the cost-effective development and marketing of over-the-counter (OTC) and other non-prescription consumer health care products. Development efforts are focused on products that address large markets with the goal of offering new products that offer improved efficacy, safety, and/or convenience over existing OTCs. GelStat is committed to building a portfolio of products with significant commercial potential.

The Company's first product is "GelStat(TM) Migraine", a patent pending OTC homeopathic drug intended for use as a first-line, acute treatment for migraine and migraine-like headaches. GelStat Migraine is intended to provide acute (at the time of an attack) relief from headache pain as well as other symptoms frequently associated with migraine. These associated symptoms often include nausea, photophobia (excessive sensitivity to light) and phonophobia (excessive sensitivity to sound). Over 90 percent of those with migraine employ OTC medications as part of their treatment arsenal and nearly 60 percent rely exclusively on OTC medications. In general, older OTC headache medications are based on aspirin or other non-steroidal anti-inflammatory drugs (NSAIDs) with these agents reported to exhibit an effect in only about 25 percent of those with moderate to severe migraine.

A recent clinical trial showed GelStat Migraine to be an effective treatment for 83 percent of those with moderate to severe migraine. Migraine pain was completely eliminated in 48 percent of patients and was arrested at the mild pain phase in 35 percent. Though all of the patients enrolled in this study were those whose migraine consistently progressed to moderate or severe headache pain, after treatment with GelStat Migraine at the mild pain phase, only 17 percent went on to develop moderate pain and 0 percent (none) developed severe pain. In addition, GelStat Migraine effectively relieved the associated symptoms of migraine such as nausea, photophobia and phonophobia. Further details regarding this clinical trial are available on the Company's website (www.gelstat.com).

Current sales and marketing efforts are focused exclusively on GelStat Migraine. Approximately 30 million Americans are known to suffer with migraine headaches and a total of 50 million Americans are reported to have severe, recurrent headaches. Americans spend an estimated $2.6 billion each year on the purchase of over 600 million units of OTC headache medication. The Company believes that the migraine market is potentially very receptive to GelStat Migraine, as less than 30 percent of those with migraine report being very satisfied with their current treatment, two-thirds of those with a prescription for migraine delay or altogether avoid such treatment due to concerns over side effects, and 79 percent of migraine sufferers have reported their willingness to try a new migraine remedy. The Company believes that the market for GelStat Migraine is global, since international incidence of migraine approximates that of the United States (around 12 percent of the population.) The Company anticipates the first international sales of GelStat Migraine in 2005.

The Company believes that GelStat Migraine may offer consumers certain significant advantages over older, NSAID-based headache treatments, including speed of action, efficacy, convenience and a more advantageous (less significant) side effect profile. Unlike NSAID-based headache treatments, GelStat Migraine has not to date been associated with rebound headaches or any other significant side effects.

GelStat intends to market and distribute its OTC products primarily through mainstream chain drug store, food store, and mass merchandise retailers. GelStat Migraine was first introduced at the National Association of Chain Drug Stores (NACDS) "Marketplace 2003" convention in June 2003. That exposure created initial interest among a number of retailers and led to the scheduling of follow-on meetings, many with national retailers.

In December 2003, the Company initiated its first shipments of GelStat Migraine to certain select retailers in three test markets. Test markets selected were the Washington/Baltimore area, the Minneapolis/St. Paul area and the Raleigh/Durham area. No revenue was recognized in relation to these initial product shipments due to their use for promotional and test marketing venues.

By July 2004 the Company had achieved placement of GelStat Migraine in approximately 7,000 retail locations. At September 30, 2004, the Company had shipped product to a number of leading wholesalers across the United States and had also shipped approximately 100,000 consumer packages of GelStat Migraine to over 10,000 retail locations.

GelStat Migraine is presently available at approximately 15,000 food, drug and discount stores, including Walgreens, Eckerd, CVS, Brooks Pharmacy, Longs Drugs, Publix, H.E.B., Giant Carlisle, Raley's, Basha's, Meijer, ShopKo, Fred Meyer, Drugstore.com and many others. GelStat Migraine is also available through most leading drug wholesalers, including Amerisource Bergen, Cardinal Health, F. Dohman, D&K Healthcare and many others. The Company has received reorders from retailers and distributors following their initial stocking orders and believes it will continue to receive a significant number of initial orders followed by reorders for GelStat Migraine over the coming months. The Company expects that it will continue to experience rapid growth in the total number of retail locations stocking GelStat Migraine and has received indications of interest or verbal commitments from a number of specific retailers. The Company maintains a list of retailers and wholesalers stocking GelStat Migraine on its website (www.gelstat.com).

The Company continues to meet its customers' immediate volume and delivery requirements. In addition, the Company has built a substantial inventory of GelStat Migraine in anticipation of the increased demand expected to result from national advertising that began in October 2004. In the three months ended September 30, 2004, the Company produced approximately 440,000 consumer packages of GelStat Migraine and at September 30, 2004, held approximately $1.1 million of GelStat Migraine (at cost) in inventory. The Company has continued to build inventory and increase manufacturing capacity in anticipation of increased sales.

Given the nature of the retailing industry, the need for an effective advertising and media campaign to generate consumer awareness, and the introductory terms required for initially placing GelStat Migraine with retailers, the Company does not anticipate recognizing substantial revenues prior to the fourth quarter of 2004.

The Company began the major portion of its national advertising and media campaign in October 2004. This campaign includes full page advertisements in several national magazines, radio advertisements in key cities and the national distribution, via newspapers, of coupon bearing inserts. The Company plans to distribute more than 55 million coupons in the fourth quarter of 2004, each for $1.00 off GelStat Migraine. The Company expects its marketing campaign to create well over 100 million advertising impressions in calendar 2004 and believes that it will continue investing heavily in advertising and other promotional efforts through 2005 and beyond.

Public relations and other promotional activities are expected to play a significant role in driving consumer awareness and trial. The Company released its first video news release (VNR) on October 12, 2004. That news release, timed to coincide with other marketing activities, is intended to generate additional awareness and added credibility for the Company and GelStat Migraine. The VNR highlights the results from the first clinical trial of GelStat Migraine and includes commentary by Dr. Roger Cady, the lead investigator in that trial and a leading migraine authority who is well known for his pioneering medical research. The VNR has received substantial coverage thus far, having been aired 55 times on 27 television stations during the first five days after its release. Many of these airings took place in key markets such as New York, Los Angeles, Philadelphia, Dallas, Houston, Seattle, Tampa, Miami, Orlando, San Diego and many others. The VNR is expected to continue running in various markets through the end of 2004, with less frequent airings expected after around the end of October 2004. The Company believes that there is a high degree of public interest in health news generally and plans to conduct additional promotional activities throughout the foreseeable future, both for GelStat Migraine and for other GelStat products now awaiting launch.

Consistent with clinical data obtained thus far, GelStat Migraine is intended to be used as a first-line treatment, early in the course of a migraine headache, for acute relief from migraine headache pain and associated symptoms. Several additional clinical trials of GelStat Migraine are presently underway and several more are planned. The results of these future and ongoing trials are uncertain, but should provide additional data on the efficacy of GelStat Migraine and could result in a substantially expanded market for the product or support the planned development of new versions meant to address various other aspects of migraine treatment. Additional applications or versions could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product), or for "mini-prophylaxis" (prevention of migraine through daily use at and around the time of an expected menstrual period in women whose migraine is frequently associated with menses).

In conjunction with its first product, the Company has developed a sublingual (under the tongue) delivery system: the OraDoseTM System. The OraDose System is designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a proprietary product that utilizes a unique delivery system in combination with a unique formulation and that is expected to provide fast relief from migraine headaches for most users more effectively than other OTC products and at a fraction of the cost of prescription medications.

Sublingual administration can be a very advantageous drug delivery method, particularly because of the speed with which active ingredients can reach the bloodstream relative to the orally ingested capsules or tablets generally employed in OTC products. The Company believes that sublingual administration is underutilized, especially in the OTC marketplace, and that other OTC products can be developed economically as a result of its accumulated experience with transmucosal drug delivery and by employing the OraDose System.

GelStat is committed to building a portfolio of products addressing consumer health care conditions and believes that each of its present or planned products offers significant commercial potential. The Company plans to introduce several new products in 2005. Planned product introductions include "GelStatTM Sinus", an OTC homeopathic drug for the treatment of nasal and sinus symptoms, including congestion, pressure and headache. The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year. Health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. The intended introduction of GelStat Sinus is March of 2005 and consumer samples are expected to be available shortly.

The Company also plans to introduce "GelStatTM Arthritis" sometime in 2005 and "GelStatTM Sleep" sometime thereafter. GelStat Arthritis is expected to be an OTC homeopathic drug for the treatment of symptoms associated with arthritis. More than 40 million Americans have some form of arthritis according to the National Institutes of Health. GelStat Sleep is expected to be sold as a nutritional supplement for the promotion of healthy sleep. Approximately 70 million Americans are reported to be "problem sleepers".

GelStat plans to conduct clinical trials on every product it develops. While the Company believes it has good anecdotal data suggesting the efficacy of GelStat Sinus, GelStat Arthritis and GelStat Sleep, formal clinical trials are required to confirm performance expectations presently based on anecdotal data alone. The Company believes that the successful completion of clinical trials demonstrating efficacy is essential in gaining broad acceptance by the medical community, retail establishments and the consumer.

The Company is in the process of forming a wholly owned subsidiary, "GS Pharma" to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. The Company believes that these opportunities may be substantial, but that their development and commercialization is beyond the scope of activity reasonably possible for GelStat Corporation in the foreseeable future. Management therefore seeks to maximize shareholder value by creating the subsidiary as a means to fund or otherwise further develop these opportunities without incurring dilution of GelStat stock or otherwise negatively impacting its capital structure or financial resources, while still retaining substantial ownership interest for GelStat shareholders. GelStat Corporation will continue focusing its resources on the development and commercialization of OTC health care products.

PLAN OF OPERATION

The Company had no revenues from operations for fiscal 2003 or 2002.

Year to year comparisons are of only limited value since the Company is a new, development stage company, had no substantial revenue in either of its two most recent fiscal years, and commenced shipping product in June 2004. However, the following is an overview of income and expenses during the three and nine months ended September 30, 2004 compared to September 30, 2003.

Cost of goods sold for the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004, respectively, were $65,557, $284,121, $0, $0, and $284,121 respectively. The increase in the third quarter of 2004 is attributable to the fact that the Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

Selling, general and administrative expenses for the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004, respectively, were $2,462,168, $3,958,069, $362,125,
$833,491, and $5,410,727, respectively. The increase in the third quarter of 2004 compared to the third quarter of 2003 is attributable to the fact that GelStat had only very limited operations from September 25, 2002 (inception) to June 30, 2004. The Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

The Company incurred $23,518, $227,068, $27,531, $87,134, and $403,172 in
research and development expense for the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004, respectively. The Company plans to substantially increase expenditures on research and development in 2004, primarily in the performance of additional clinical trials, and the development and commercialization of new products.

The Company recorded net interest income of $0, $557, $752, $4,158 and $4,880 for the three and nine months ended September 30, 2004 and 2003, and the period from June 25, 2002 (inception) to September 30, 2004, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

The Company has 11 employees and expects to further expand during the next 12 months. GelStat will actively seek, among others, additional marketing, operations, research & development, and accounting personnel and administrative staff. The Company does expect to expend substantial capital on research and development (consisting primarily of additional clinical trials for GelStat Migraine), additional product development, equipment capital to expand Migraine production, marketing and merchandising.

During the three months ended September 30, 2004, the Company did record an impairment loss of $167,000 related to long-lived assets (production equipment) due to the Company's redesign and location of the production process, therefore, the entire carrying amount of the equipment was recorded as an impairment loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $1,564,089 at September 30, 2004, representing an increase of $1,146,250 from the cash position of the Company as of December 31, 2003, which was $417,839. The increase is attributable to proceeds from the sale of common stock.

The Company has paid for current commitments to spend $1,283,000 in the fourth quarter of fiscal 2004 on product advertising and promotion, excluding $209,353 which is due and payable in the fourth quarter of 2004. The Company's principal commitments consist of a long-term lease for its corporate offices and research and development facilities.

As of October 25, 2004, the Company had cash of $419,917. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

In August 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,190 in connection with a private placement offering. The Company issued 103,288 five-year warrants at an exercise price of $2.50 as commission for financing.

CRITICAL ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

The Company's long-lived assets include property, equipment and leasehold improvements. At September 30, 2004, the Company had net property and equipment of $72,638, which represents approximately 2.3% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the period from June 25, 2002 (inception) to September 30, 2004, the Company did record an impairment loss of $168,788 related to long-lived assets.

INVENTORIES

At September 30, 2004, the Company had inventory of $1,052,917. We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. We plan to regularly review inventory quantities on hand and record a provision for excess and obsolete inventory if considered necessary. Changes in product formulation, packaging, the introduction of new products, competition, or market dynamics could result in an increase in the amount of obsolete inventory quantities.

REVENUE RECOGNITION

The Company sells its product to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers, both directly and through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

The Company generated gross revenues of $178,731 and $374,394 excluding required revenue recognition adjustments of $21,268 and $200,192 for the three and nine months ending September 30, 2004, respectively.

The Company recognizes Pay-on-Scan sales as revenues when 1) we are notified of the customer's sales through periodic sales reports, 2) receive payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. For the three and nine months ending September 30, 2004, the Company had reserved $5,125 and $10,995, respectively, which is equivalent to 3.0% of sales for damaged products and product returns. Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. For the three and nine months ending September 30, 2004, the Company had reserved $2,166 and $50,442, respectively, for trade promotion as a reduction from gross revenues. Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. For the three and nine months ending September 30, 2004, the Company had reserved $26,256 and $75,156, respectively, for TPR programs, merchandising fees, co-op advertising and slotting expenses as a reduction from gross revenues.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. The Company has fully paid all broker expenses due as of September 30, 2004.

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

During the fiscal quarter covered by this report, the Company hired a Chief Financial Officer who has undertaken steps to improve and strengthen internal controls and financial reporting. With the addition of the CFO, there is an effective process of financial checks and balances regarding capital and operating expense transactions.

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

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. Gelstat Corporation." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Borman, a former employee of the Company, alleges that he is owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserts a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. The Company disputes Mr. Borman's claims and intends to defend against the action.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(c) The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended September 30, 2004.

In August, 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,190 in connection with a private placement offering. The Company issued 103,288 five-year warrants at an exercise price of $2.50 as commission for financing.

During the three months ended September 30, 2004, 15,000 vested incentive stock options were exercised by an employee with an exercise price of $0.92 resulting in the issuance of 15,000 shares of common stock.

During the three months ended September 30, 2004, 37,500 five year warrants having an exercise price of $1.67 were exercised on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 21,622 shares.

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

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on Thursday, August 12, 2004. As of the record date on July 8, 2004, there were 7,330,216 shares of common stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 5,740,090 shares of common stock (approximately 78.31% of the total issued and outstanding).

Matters voted upon and the results thereof are as follows:

1.                                             For      Withheld
         Election of Directors:             ---------   ---------
         Stephen C. Roberts MD              3,832,944   1,907,146
         Donald Miller                      3,840,416   1,899,674

2. The authority to vote, in his discretion, all other business that may properly come before the meeting.

         For: 3,814,996  Against: 1,904,294  Abstain: 20,800  Broker Non-Vote: 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following new Exhibits are filed as part of this Form 10-QSB:

      (a)   List of Exhibits

            31.1 Certification of the Company's Chief Executive Officer & Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of the Company's Chief Executive Officer & Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

            o     July 22, 2004; Other Events

                  GelStat Corporation announced a three-for-two stock dividend, payable to shareholders of record on August 17, 2004.

            o     September 28, 2004; Change in Directors or Principal Officers

                  GelStat Corporation appoints K. James Ehlen, M.D. to its Board of Directors

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GELSTAT CORPORATION

Date: October 25, 2004                 By  /s/ Stephen C. Roberts
                                           --------------------------------
                                           Name:  Stephen C. Roberts
                                           Title: Chairman and Chief Executive
                                                  Officer

                                           By  /s/ Nicholas C. Bluhm
                                           --------------------------------
                                           Name:  Nicholas C. Bluhm
                                           Title: Chief Financial Officer