Form 10KSB
period 2004-12-31
GELSTAT CORP
filed 2005-04-15
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               |X| Annual report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                              1650 WEST 82ND STREET
                                   SUITE 1200
                          BLOOMINGTON, MINNESOTA 55431
                          ----------------------------
                      Address of Principal Executive Office

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |

Issuer's net revenues for its most recent fiscal year: $244,850.

As of April 13, 2005, 13,732,346 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $2.10 as reported by the OTC Bulletin Board on April 13, 2005 was $28,837,927.

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

Some of the forward-looking statements may be identified by words such as "expects," "anticipates," "plans," "intends," "projects," "indicates," "believes," and similar expressions. Any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. These statements are not guarantees of future performance and involve a large number of risks, uncertainties and assumptions. Accordingly, actual results or performance of GelStat Corporation ("GelStat") will most likely differ significantly, positively or negatively, from forward-looking statements made herein. Unanticipated events and circumstances are likely to occur. Factors that might cause such differences include, but are not limited to, those discussed under the heading "Investment Considerations" included under "ITEM 1. DESCRIPTION OF BUSINESS," which investors should carefully consider. These factors include, but are not limited to, risks that GelStat products may not perform as expected or may not receive the level of market acceptance anticipated; anticipated funding may be unavailable; intense market competition may result in lower than anticipated revenues or higher than anticipated costs; and general economic conditions, such as the rate of employment, inflation, interest rates and the condition of the capital markets may change in a way that is not favorable to GelStat. This list of factors is not exclusive. GelStat undertakes no obligation to update any forward-looking statements.

The Company cautions the reader not to place undue reliance on any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

GelStat Corporation, a development stage company (formerly known as Developed Technology Resource, Inc.) was incorporated on November 13, 1991 in the State of Minnesota. As of January 1, 2001, the Company was not actively engaged in operating business activities. It generated no revenues during 2002 and 2001. The Company's principal executive office is located at 1650 West 82nd Street, Suite 1200, Bloomington, MN 55431, (telephone 952-881-4105) and its website is www.gelstat.com.

Effective April 30, 2003, the Company acquired GelStat Corp. ("GC") as a wholly-owned subsidiary. GC was organized in June 2002 for the purpose of developing, manufacturing and marketing over-the-counter ("OTC") and other non-prescription consumer health products related to migraine and sleep. The acquisition was accomplished by merger of GC (a Minnesota corporation) with our wholly-owned subsidiary, NP Acquisition (a Minnesota corporation). In the merger, the former owners of GC received shares of our common stock and GC became our wholly-owned subsidiary. No cash consideration was exchanged. The amount of the merger consideration was negotiated at arms length based on the then recent trading price of our common stock and our assessment of the business prospects of GC. In July 2003, the Company changed its name to GelStat Corporation. On March 17, 2004, GS Corp. was merged into its parent company, GelStat Corporation. References in this Report to the "Company" or "GelStat" mean GelStat Corporation.

In 2004, the Company established a subsidiary called GS Pharma, Inc. On January 5, 2005, GS Pharma assigned all rights in the license previously granted to it by GelStat to DTLL, Inc. (OTCBB: DTLI) in exchange for 12.5 million shares of DTLL. GelStat now beneficially owns these 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary.

GelStat Corporation is a consumer health care company dedicated to the cost-effective development and marketing of OTC and other non-prescription consumer health care products. Development efforts are focused on proprietary, innovative products that address multi-billion dollar global markets. GelStat is committed to building a portfolio of products addressing common health conditions and believes that each of its present or planned products offers significant commercial potential. The Company believes that its current and planned products will potentially offer consumers improved efficacy, safety and/or convenience relative to existing products.

The Company's first product is GelStat(TM) Migraine, a patent pending solution designed to provide acute relief from migraine and migraine-like headaches. In conjunction with this first product, the Company has developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is expected to provide fast relief from migraine for most users at a fraction of the cost of prescription medications. GelStat Migraine shipments to retailers and wholesalers across the United States commenced in June 2004. By the end of 2004, distribution of GelStat Migraine had expanded to include approximately 16,000 food, drug store and mass market retailer locations, including 8 of the 12 largest drug store chains in the United States. By the end of 2004, GelStat Migraine was also available through 11 of the 12 largest drug wholesalers in the nation. GelStat Migraine is a homeopathic drug.

The Company has completed development of GelStat(TM) Arthritis. GelStat Arthritis is GelStat's second major product line. Packaging, sales literature and other associated materials, as well as certain aspects of the consumer marketing plan are now under final development. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. It is expected to be introduced to consumers first by extensive sampling and via direct response marketing through the first half of 2005, prior to being introduced nationwide through traditional retailers. GelStat Arthritis is an OTC homeopathic drug.

GelStat(TM) Sinus is presently under final development and is intended to be marketed as a remedy for nasal and/or sinus congestion, irritation, pressure and sinus headache. It is expected to be introduced to consumers by mid-2005 as GelStat's third major product line. GelStat Sinus is expected to be marketed as an OTC homeopathic drug.

GelStat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. It is expected to be introduced to consumers in the second half of 2005 or early in 2006 as GelStat's fourth major product line. GelStat Sleep is expected to be classified as a dietary supplement.

While GelStat expects to continue developing new products and will be opportunistic in regard to unanticipated opportunities within the OTC health care product field, the four products listed above are expected to account for essentially all of the Company's activity over the next twelve months.

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

In general, the FTC and the FDA prohibit fraud in the marketing of homeopathic drugs, monitor OTC versus prescription use of homeopathic drugs, hold homeopathic drugs to several labeling requirements, and require production in compliance with current good manufacturing practices (with some minor exceptions).

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

Only those homeopathic drugs that treat "self-limiting" conditions that the average consumer can recognize and diagnose are allowed to be marketed as OTC drugs. Homeopathic drugs that claim to treat serious diseases and those that require diagnosis by a physician, such as AIDS or cancer, must be marketed as prescription homeopathic drugs - they cannot be sold as an OTC drug.

The FDA requires that homeopathic drugs be properly labeled. A "drug or device shall be deemed to be misbranded... if its labeling is false or misleading in any particular." Furthermore, Section 352 of the Act requires that the name and place of business of the manufacturer, packer, or distributor be placed on the package. Homeopathic drugs for retail sale must also bear adequate directions for use that can be interpreted by the average lay person, and their ingredients as well as the dilution of each active ingredient must be stated (with dilution stated as the number of 1:10 dilutions required to arrive at the final concentration of active ingredient). The label must also state at least one major indication for the drug, the drug's established name, and any applicable warnings.

The FDA requires that homeopathic drugs be manufactured in general conformance with current good manufacturing practice ("cGMP"). However, there are two exceptions to this requirement. First, homeopathic drugs do not require expiration dating. Second, the FDA does not presently require laboratory determination of the identity and strength of each active ingredient prior to the release and distribution of the drug on the market. For further information on the FDA's regulation of homeopathic drugs, see the FDA's Compliance Policy Guide, "Conditions Under Which Homeopathic Drugs May be Marketed," which is available on the FDA's website, www.fda.gov.

Regulations governing nutritional supplements were substantially changed with passage of the U.S. Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Prior to the DSHEA, the Nutritional Labeling Act ("NLA") gave the FDA wide interpretive powers in establishing appropriate label claims, with all such claims requiring pre-approval by the FDA.

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

PRODUCTS

GelStat(TM) Migraine

GelStat Migraine is a patent pending homeopathic drug intended for use in providing acute relief from the pain and associated symptoms of migraine and migraine-like headaches. It is believed to be more effective if used early in the course of an attack, but may be used at any time. GelStat Migraine is administered sublingually (under the tongue), where it is held in place briefly before being swallowed.

GelStat Migraine is provided in single dose (OraDose(TM)) dispensers, which are intended to ensure ease of use as well as consistent, accurate administration of medication. The OraDose System is GelStat's proprietary, patent pending sublingual administration system. It includes not only the patent pending dispenser, but also a product formulation specifically designed to enable and enhance sublingual delivery of active ingredients zingiber officinale (ginger) and pyrethrum parthenium (feverfew.)

In a recent clinical trial 30 patients who consistently develop moderate to severe migraine headache pain were treated with GelStat Migraine early in the course of an attack, while at the mild pain phase. The primary objective of the study was to assess the efficacy of GelStat Migraine in providing acute relief from migraine headache pain and associated symptoms. Results demonstrated that migraine headache pain two hours after treatment was either mild or none in 83% of patients. Pain-free response was obtained by 48% of patients, with 34% reporting only mild pain. Moderate pain was reported by 17% and severe pain by 0% (none). Of those pain-free at two hours, 71% remained pain-free during the 24 hour post-dose period and 85% remained pain-free or had only mild pain. Moderately painful headache recurred in 14% of patients and severely painful headache in 0%. Migraine associated symptoms such as photophobia, phonophobia and nausea were eliminated in 53% of those patients initially reporting such symptoms. Side effects were infrequent and minor.

Over 90 percent of 30 million Americans with migraine employ OTC medications as part of their treatment arsenal and nearly 60 percent rely exclusively on OTC medications. In general, older OTC headache medications are based on aspirin or other non-steroidal anti-inflammatory drugs (NSAIDs) with these agents reported to exhibit an effect in approximately 25 percent of those with moderate to severe migraine. Americans spent an estimated $2.6 billion last year on over 600 million units of OTC headache medication.

Initial clinical trial data suggests that GelStat Migraine may be more effective than competing OTC migraine relief products, and that it may not be associated with the side effects common to other OTC products, such as stomach upset, or the development of rebound headaches and chronic daily headaches. Prescription medications for migraine are generally associated with significant side effects, none of which have been reported or noted with use of GelStat Migraine. Further details regarding this initial clinical trial are available on the Company's website at www.GelStat.com. The information found at the Company's website is not incorporated in or made a part of this report on Form 10-KSB.

GelStat(TM) Arthritis

The Company has completed development of GelStat(TM) Arthritis. GelStat Arthritis is GelStat's second major product line. Packaging, sales literature and other associated materials, as well as certain aspects of the consumer marketing plan are now under final development. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. It is expected to be introduced to consumers first by extensive sampling and via direct response marketing through the first half of 2005, prior to being introduced nationwide through traditional retailers. Between 40 and 70 million Americans have some form of arthritis according to the National Institutes of Health. GelStat Arthritis is an OTC homeopathic drug.

GelStat Arthritis is provided as a sublingually dissolving tablet. Sublingual administration is believed to be of particular benefit because of the rapid onset of absorption and the high percent of active ingredient absorbed. It is believed that GelStat Arthritis may offer consumers an effective OTC treatment for the symptoms of arthritis without the risks and side effects associated with other OTC and prescription arthritis pain relievers. The tablets are specifically formulated for effective sublingual delivery of active ingredients.

GelStat(TM) Sinus

GelStat Sinus is presently under final development and is intended to be marketed as a remedy for nasal and/or sinus congestion, irritation, and pressure, including sinus headache. It is believed to be more effective than other commonly available OTC treatments by means of its unique anti-inflammatory properties. GelStat Sinus is expected to be introduced to consumers by mid-2005 as GelStat's third major product line. GelStat Sinus is expected to be marketed as an OTC homeopathic drug.

GelStat Sinus is provided as a nasal spray. Nasal administration of aerosolized particles, whereby active ingredients are placed in direct contact with or immediately adjacent to the affected membranes, is believed to be particularly advantageous in the treatment of nasal and sinus conditions. The nasal spray is specifically formulated for effective nasal delivery of active ingredients.

Sinusitis is one of the most common diseases in the United States. The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year, and health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. In addition, at least an additional 20 million Americans are believed to suffer annually from nasal and sinus congestion related to allergies.

GelStat(TM) Sleep

GelStat Sleep is presently under final development and is intended to be marketed as a sleep aid. It is expected to be introduced to consumers in the second half of 2005 or early in 2006 as GelStat's fourth major product line. GelStat Sleep is expected to be marketed as a nutritional supplement for OTC (non-prescription) sales.

GelStat Sleep is provided as an orally dispersible tablet, a form of administration believed to be of particular benefit because of the rapid onset of absorption and the high percent of active ingredient absorbed. It is believed that GelStat Sleep may offer consumers an effective OTC sleep aid without the risks and side effects associated with other OTC and prescription sleep aids. The tablets are specifically formulated for effective delivery of active ingredients. Unlike nearly all other non-prescription sleep aids, GelStat Sleep does not contain antihistamines. Antihistamines cause drowsiness, but they are often ineffective sleep aids, and have side effects that create problems for many users.

GelStat Sleep is expected to employ a unique combination of active ingredients, each of which has independently been shown in some studies to be effective in promoting healthy sleep. Those ingredients are combined with proprietary adjuncts as part of the delivery system intended to provide rapid, effective and safe administration when used as directed. By utilizing an orally dispersible tablet to deliver the planned combination of ingredients, the Company hopes to offer a product that is substantially advantageous relative to competing products.

Symptoms of insomnia, including occasional sleeplessness, affect approximately two-thirds of Americans. Over half of all adults (58%) report experiencing symptoms of insomnia at least two nights per week, and 35% (66 million) report symptoms of insomnia every night. Clinically significant insomnia affects 10 to 17 percent of the adult U.S. population, though only about 4% seek a physician's assistance for treatment. Insomnia is more common among the elderly, but a recent survey showed that even among young adults, approximately 10 percent had used nonprescription medications in the past year to improve sleep. 27% of adult Americans (51 million) describe their sleep quality as fair or poor, making insomnia the second most common medical complaint after pain.

OraDose(TM) DELIVERY SYSTEM

The OraDose(TM) Delivery System is a patent pending delivery system employed by GelStat for sublingual (under the tongue) administration of GelStat Migraine. The OraDose System includes not only the OraDose dispenser, but also the specific formulations used to improve sublingual absorption of the medication. The OraDose System is an effective means of delivering liquid formulations sublingually, especially GelStat Migraine.

OTHER SUBLINGUAL DELIVERY METHODS

The Company believes that sublingual delivery systems could be applied to a number of OTC products, including its own proprietary formulations as well as other existing OTC products. The Company believes that it possesses and will continue to further develop certain expertise in the application of sublingual delivery systems to various OTC products. Sublingual administration is often advantageous but seldom utilized, especially with non-prescription products. When properly formulated, many products may be administered sublingually and better overall performance might thereby be realized. Sublingual administration may be particularly advantageous because substances thus administered may evidence a more rapid onset of action, faster attainment of peak plasma concentration, and greater overall absorption. The application of sublingual delivery systems is an important part of GelStat's effort to create products that work faster, are more effective and offer better safety profiles than similar products administered by traditional means. GelStat plans to employ sublingual delivery systems in a number of future products.

SALES AND MARKETING

Market Size

GelStat(TM) Migraine

Migraine is an extremely common and debilitating illness. According to the American Council for Headache Education, migraines afflict approximately 30 million people in the U.S. alone, with 92% of all sufferers reporting some degree of disability. Women account for two-thirds to three-fourths of all migraine patients, as gender specific prevalence in the U.S. is 17.6% for females and 6% for males using the International Headache Society criteria for migraine diagnosis. Twenty-five percent of women with migraine experience four or more migraine attacks per month, 35% experience one to three migraine attacks per month, and 40% experience one or less than one severe attack per month.

The National Headache Foundation has reported (February, 2000) that over 90% of those with migraine employ OTC medications as part of their treatment arsenal and nearly 60% rely exclusively on OTC medications. Americans spend an estimated $6 billion per year on treatments to relieve migraine, including approximately $2.6 billion on OTC headache medications.

The Company believes that GelStat Migraine is a more effective, faster, and essentially side effect free alternative to presently available OTC migraine treatments and that it can therefore compete effectively in the migraine treatment market.

GelStat(TM) Arthritis

Arthritis and other rheumatic conditions are often chronic and can be disabling. The United States Center for Disease Control ("CDC") reports that they affect an estimated 40 to 70 million people in the United States, and that by the year 2020, this number is expected to increase by nearly 50 percent as the result of an aging population. Rheumatic diseases are the leading cause of disability among adults age 65 and older. Arthritis is responsible for 750,000 hospitalizations and 44 million outpatient visits every year.

Osteoarthritis ("OA") is the most prevalent form of arthritis, one of the most common diseases affecting humans and a common cause of disability. It is estimated that as of 1998, more than 20 million Americans have symptomatic OA. The prevalence of OA is expected to increase dramatically during the next 20 years as the population ages. In the United States, OA is second only to ischemic heart disease as a cause of work disability in men over age 50. OA is a major cause of disability in people aged 65 and older. Despite its public health impact, this disease continues to be a relatively unaddressed health issue.

Recent estimates by the United States National Institutes of Health place the direct medical cost of arthritis at over $22 billion per year, with total costs of medical care and lost wages exceeding $82 billion. Arthritis is responsible for 750,000 hospitalizations and 44 million outpatient visits every year.

GelStat(TM) Sinus

Sinusitis is one of the most common diseases in the United States. The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year, and health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. In addition, at least 20 million Americans suffer annually from nasal and sinus congestion related to allergies.

Rhinosinusitis, an inflammatory disease of the paranasal sinuses, is a substantial source of morbidity and is one of the most common reasons patients visit primary care physicians. In the United States, rhinosinusitis patients make 16 million visits to physicians each year. The direct medical cost of sinusitis is estimated to be about $2.4 billion.

The American Academy of Asthma, Allergy and Immunology estimates that seasonal allergies affect at least 35.9 million Americans.

GelStat(TM) Sleep

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

In contrast to the occasional sleepless night experienced by most people, insomnia may be a persistent or recurrent problem with serious medical complications, including anxiety, depression and multiple physical complaints. The total cost of insomnia as reported by the American Academy of Family Physicians, including treatment, lost productivity and insomnia-related accidents, may exceed $100 billion per year, with direct costs accounting for over $12 billion.

Domestic Sales & Marketing

GelStat intends to market and distribute its products primarily through drug stores and pharmacies, food stores, and mass merchandise retailers. The largest distribution channel for OTC and non-prescription consumer health care products in the United States is chain and independent drug stores and pharmacies. There are approximately 22,000 chain drug stores in the U.S. and 23,000 independent drug stores and small chains (5 stores or less). Food stores account for another 28,000 potential retail locations. Mass merchandisers (Wal-Mart, Target, etc.) and Club stores (e.g. Sam's Club) total another 7,400 locations, approximately 5,000 of which have full service pharmacies.

Other potential distribution channels include 120,000 convenience stores, 4,500 specialty nutrition and health stores, and direct marketing via television, radio, catalogs and the Internet.

International Sales & Marketing

The global incidence of migraine and other conditions intended to be addressed by the Company's products approximates that found in the United States. GelStat is pursuing international opportunities for GelStat Migraine simultaneous with its current domestic sales and marketing activities, and expects to achieve initial international distribution in 2005.

COMPETITION

There are numerous other companies that manufacture and market products that compete with the present and intended products of the Company. Most of the companies that compete with GelStat have much greater market exposure, human resources and financial resources than the Company. Most of the products that compete with the Company's products have greater brand recognition, and have already achieved a certain amount of consumer acceptance.

The Company believes that GelStat Migraine will compete primarily with other OTC migraine medications. The OTC migraine market is based almost entirely on common analgesics, some having been slightly modified for use in the treatment of migraine (e.g. by the addition of caffeine). Typical competitors include products like Excedrin Migraine(R), Motrin Migraine(R) and Advil Migraine(R).

Non-steroidal anti-inflammatory drugs (NSAIDs: ibuprofen, aspirin, etc.) have significant harmful side effects. Common side effects of these OTC analgesics include rebound headaches (both caffeine and NSAIDs have been implicated as a cause of rebound headaches), chronic daily headache, liver damage, kidney damage, ulcers and, less serious but more frequently encountered stomach upset.

The Company also competes indirectly with prescription migraine treatments. Triptans are now recognized as the prescription drug of choice for most migraine patients, and have largely displaced other prescription medications. The proposed mechanism of action for all triptans is vasoconstriction (narrowing of blood vessels) via binding with serotonin receptors on blood vessels leading to relief of migraine pain and associated symptoms.

One problem with triptans is that they are not specific for arteries in the brain, but narrow all arteries, including those in the heart. Chest-related symptoms, such as pressure or pain, occur with all triptans and up to 10% of patients are reported to discontinue treatment because of these symptoms. Triptans may also be associated with a high incidence of headache recurrence (the headache initially leaves, but comes back, often worse than originally.) Headache recurrence is reported to occur in 26-39% of those using sumatriptan. Another side effect not often discussed in the literature, but frequently mentioned by patients, is that triptan use often leaves patients feeling weak and exhausted.

PRINCIPAL SUPPLIERS

GelStat is dependent on vendors, suppliers and strategic partners. The Company must reach and maintain agreements with third-parties to supply it with the manufacturing, packaging, public relations, advertising, clinical trials, product brokering and distribution, and other products and services necessary to effect the business plan. The Company believes that at least several alternative sources exist for each service and component purchased for and used in the manufacture and marketing of its products. However, GelStat generally does not have long term service agreements with those performing services for the Company or long term supply agreements with suppliers to provide product at any set price or at all. In addition, GelStat currently does not have the physical or human resources to independently manufacture its products or any other products that might be developed. While believing that alternate vendors could be found, the need to change vendors, should it arise, could have a material adverse effect on the Company. The Company intends to outsource all of its product manufacturing and packaging operations for the foreseeable future.

INTELLECTUAL PROPERTY

The Company plans to continuously define, expand and defend the intellectual property related to its products and delivery systems. As such, GelStat has filed several domestic patent applications and has recently filed for international protection on GelStat Migraine under the Patent Cooperation Treaty ("PCT") protocol. None of the applied for domestic or international patents have been granted. As such, GelStat Migraine is presently marketed as "patent pending." GelStat also seeks both domestic and international protection of its name, brands and logo. Intellectual property protection may be very important to the successful marketing and distribution of its products. GelStat will therefore continue to file patent and other intellectual property applications to protect inventions and improvements that are considered important to the development of its products and business. The Company plans to file for international protection in those markets believed to hold potential economic importance for the Company. GelStat also relies on trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

In 2004, the Company formed a wholly owned subsidiary, GS Pharma, Inc. ("GS Pharma"), to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. The Company believed and continues to believe that these opportunities may be substantial, but that their development and commercialization is beyond the scope of activity reasonably possible for GelStat Corporation in the foreseeable future. Formation of the subsidiary was a means to fund or otherwise further develop these opportunities without incurring dilution of GelStat common stock or otherwise negatively impacting its capital structure or financial resources, while still retaining substantial ownership interest for GelStat shareholders. As a means to effectively transfer these opportunities to the wholly owned subsidiary, GelStat granted GS Pharma an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. GelStat Corporation will continue focusing its resources on the development and commercialization of OTC health care products.

On January 5, 2005, GS Pharma assigned to DTLL, Inc. ("DTLL") all rights in the license previously granted to it by GelStat in exchange for 12.5 million shares of DTLL (OTCBB: DTLI). GelStat now beneficially owns these 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary.

RESEARCH AND DEVELOPMENT

GelStat is a marketing driven company presently dedicated to products addressing migraine, arthritis, sinus/nasal conditions and problem sleep. Each of these is a multi-billion dollar international market. Nonetheless, potential new product opportunities may be evaluated according to their likely competitive advantage (economic as well as clinical), potential market size, patentability, suitability for sale as non-prescription products, likely consumer acceptance and perceived ability of the Company to successfully execute development and launch within the constraints of present opportunities. Ideally, additional products will prove suitable for administration sublingually, especially via the OraDose(TM) Delivery System or other unique delivery system which the Company has developed or might develop in the future.

GelStat Migraine is currently being positioned as a first-line treatment for use as an early intervention in the treatment of migraine, consistent with clinical data obtained thus far. However, several additional clinical trials of GelStat Migraine are presently underway and several more are planned. In addition to providing additional data on the efficacy of GelStat Migraine, such trials might create additional marketing opportunities and support the development of new products for migraine treatment. Additional products could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product), or for "mini-prophylaxis" (prevention of migraine through daily use at and around the time of an expected menstrual period in women whose migraine is frequently associated with menses.) While there is no data presently available to support such use, these additional trials could provide such support and thus open substantially larger markets for GelStat Migraine or some modification thereof. The results of future and ongoing trials are uncertain.

The Company incurred $166,905, $155,014 and $343,009 in research and development expense for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) until December 31, 2004 respectively. The Company plans to increase expenditures on research and development in 2005, primarily in new product development, development of new drug delivery systems, and the performance of additional clinical trials.

GelStat believes that clinical trials are essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer and, accordingly, plans to conduct clinical trials on every product it develops.

EMPLOYEES

GelStat maintains an executive office in Bloomington, Minnesota, a laboratory in St. Paul, Minnesota, and a branch office in Schofield, Wisconsin. As of April 13, 2005, the Company employed eleven people.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the directors, officers, and significant employees of the Company, their ages and positions with the Company as of December 31, 2004:

     Name                            Age       Position
     Stephen C. Roberts, M.D.        44        Chairman of the Board of Directors and
                                               Chief Executive Officer

     Richard W. Ringold              41        Vice President, Managing Director -
                                               International and Director

     Donald Miller                   64        Director

     K. James Ehlen, M.D.            60        Director

     Leo Furcht, M.D.                58        Director

     Nicholas C. Bluhm               53        Chief Financial Officer

     James W. Higgins                44        Executive Vice President

     Russell W. Mitchell             44        President

     Arthur Pirrone                  61        Vice President, Domestic Sales & Marketing

Stephen C. Roberts, M.D., Chairman and Chief Executive Officer ("CEO")

Dr. Roberts is a founder of GelStat Corp. and presently serves as Chairman and CEO of the Company. He has been a member of the Board of Directors of the Company since April 30, 2003. Prior to forming GelStat Corp., from June, 2001, Dr. Roberts was with Oak Ridge Financial Group, Inc., a Minneapolis-based investment banking firm, and prior to that, from May 1999 was President of Naturewell, Inc. Dr. Roberts founded AmTech Scientific, Inc. in 1998, primarily to develop and commercialize a unique diagnostic test for the detection of active tuberculosis. Dr. Roberts led the product development activities and FDA submissions for AmTech Scientific, which was subsequently acquired by LaJolla Diagnostics and the AmTech TB test sold to Meridian Bioscience, Inc. Dr. Roberts has substantial experience in clinical research, basic science research and regulatory issues. He was a Partner and Principal at Maven Securities, Inc., a Minneapolis-based investment banking firm, from 1996 to 1998. Dr. Roberts received his medical degree from the University of Minnesota Medical School and received a B.A. in Chemistry and Biology from St. Olaf College in Northfield, Minnesota.

Richard W. Ringold, Vice President, Managing Director-International and Director

Mr. Ringold has more than 15 years of global business management, corporate development and strategic marketing experience. Prior to joining GelStat, Mr. Ringold was Vice President of Corporate Finance at Oak Ridge Financial Group, Inc., focusing on merger and acquisition activities for corporate clients in the areas of medical products, technology, consumer products and manufacturing. Previously, Mr. Ringold was Director of International Marketing for the Toro Company (NYSE:TTC), where his direct responsibility included all Toro Consumer products sold outside the United States. Prior to that, Mr. Ringold spent 7 years at the Donaldson Company (NYSE:DCI) in a variety of business development, marketing and management roles, including leading the formation of Donaldson's first joint venture in China. Mr. Ringold has extensive experience building businesses internationally through joint ventures, distribution agreements, acquisitions and strategic alliances in Europe, Asia, Australia, Canada and Latin America. Mr. Ringold began his business career with Dow Chemical Company (NYSE:DOW). Mr. Ringold graduated magna cum laude from St. Olaf College with B.A. degrees in Chemistry and Biology, and received an MBA from the Carlson School of Management at the University of Minnesota. Mr. Ringold became a GelStat Director on May 1, 2004.

Donald Miller, Director

Mr. Miller, was formerly the Chief Financial Officer ("CFO") for Schwan's enterprises, where he was employed from 1962 to 2001 as Controller and CFO. During his career he was instrumental in Schwan's growth from a small regional food company to an international multi-billion dollar consumer packaged goods conglomerate. The Schwan Food Company is the largest branded frozen-food company in the United States. Along with his duties as CFO, Mr. Miller was highly involved in all acquisitions and divestitures of the company. Mr. Miller is currently employed by Schwan's as Special Assistant to the CEO and Mr. Miller sits on the Audit and Compensation Executive Committee of Schwan's Sales Enterprises. Mr. Miller is also Chairman of the board of Multiband Corporation and sits on their Audit and Compensation Executive Committees. Mr. Miller became a GelStat Director on August 12, 2004, and is presently chairman of its audit and finance committee and chairman of its compensation committee.

K. James Ehlen, M.D., Director

Dr. Ehlen is presently Chairman of Halleland Health Consulting, a leading health consulting group with expertise in regulatory and compliance affairs, clinical and health system integration, strategy and product positioning, and matters of corporate accountability, governance and ethics. He practiced as an endocrinologist for 13 years before spending the past 16 years in a series of executive roles. In 1988 he became chairman and CEO of Physicians Health Plan that subsequently evolved to Medica. In 1994, as CEO of Medica, he negotiated a merger with Healthspan to create the Twin Cities' based integrated health care system, Allina Health System, where he was co-CEO. In 1999, Dr. Ehlen left his position with Allina to become the Chief Medical Officer (CMO) of Humana, one of the country's largest health maintenance organizations. He is a past chairman of the Health Forum Board and the VHA Foundation Board, and is a long-standing member of the American College of Physician Executives. Dr. Ehlen became a GelStat Director on September 27, 2004, and is presently a member of its audit and finance committee and a member of its compensation committee.

Leo Furcht, M.D., Director

Dr. Furcht is a past founder of ASF, LLC, which developed and patented a natural product for the prescription treatment of mucositis, a serious side effect of cancer chemotherapy and radiation treatment. This product was recently acquired by MGI Pharma, Inc. (NasdaqNM: MOGN). Dr. Furcht also founded MCL, a stem cell research company that utilizes adult cells as an effective replacement for embryonic stem cells. MCL has now been acquired by Athersys, Inc., a development stage biotech company. Dr. Furcht co-founded South Bay Medical, a medical device company that was acquired by Mentor Corporation (NYSE: MNT) in 2001, and he co-founded Diascreen which was later acquired by Chronimed. Dr. Furcht is an active faculty member of the University of Minnesota, he holds the endowed chair as the Allen-Pardee Professor of Cancer Research, is Head of the Department of Laboratory Medicine and Pathology. He is the recent past Director of the Institute of Medical Biotechnology, is the listed inventor of over 25 issued patents and has published over 130 scientific articles. Dr. Furcht became a GelStat Director on October 19, 2004, and is presently a member of its audit and finance committee.

Nicholas C. Bluhm, Chief Financial Officer

Mr. Bluhm has over 25 years of general management, financial management and capital markets experience. He most recently served as Vice President and CFO, Americas for Carlson Wagonlit Travel, an $11 billion global travel management company. Mr. Bluhm previously served as Executive Vice President and CFO of ONVOY, Inc., a $100 million telecommunications and e-business services company. Mr. Bluhm was a founder and CEO of Minneopa, Inc., a $300 million international technology services company. Mr. Bluhm's capital markets experience includes positions as Vice President, commercial banking services for US Bancorp and Vice President, investment banking services for RBC Dain Rauscher. Mr. Bluhm began his business career with Coopers & Lybrand in New York City. Bluhm is a former director of MCI International Gateways, WebMD (OnHealth Network), OneLink Communications, and CBS Marketwatch (Big Charts). Mr. Bluhm received an MBA from Columbia University's Graduate School of Business and received a B.S. degree in Engineering from Iowa State University.

James W. Higgins, Executive Vice President

Mr. Higgins is a co-founder of GelStat Corp. and was Executive Vice President of the Company at December 31, 2004. Prior to joining the Company, Mr. Higgins was Executive Vice President of Mitchell Health Technologies, where he was responsible for managing all channels of retail distribution. Previously, Mr. Higgins spent 15 years with the AC Nielsen Co., where his responsibilities included accounts with some of the most prominent consumer packaged goods companies in America, such as Kraft Foods and Good Humor-Breyers Ice Cream. Mr. Higgins has extensive experience in the field of consumer research and applied market research for consumer response management. Mr. Higgins received an undergraduate degree in Business and Marketing from Northern Michigan University.

Russell W. Mitchell, President

Mr. Mitchell is a co-founder of GelStat Corp. and was President of the Company at December 31, 2004. Mr. Mitchell previously founded Mitchell Health Technologies, Inc. (MHT), a leading master broker, specializing in the marketing and distribution of non-prescription drugs and nutritional supplements. As President of MHT since its 1994 founding, Mr. Mitchell was master broker for Quigley Corporation during their national rollout of Cold-Eeze, which attained retail sales of approximately $140 million annually within 18 months, and which is widely considered the most successful new product launch to date in its category. Mr. Mitchell has 20 years of sales and marketing experience, including 15 years of experience in new product development and sales and marketing of prescription drugs, OTC drugs and nutritional supplements. Mr. Mitchell majored in Business Administration - Marketing at Michigan Technological University.

Arthur Pirrone, Vice President - Domestic Sales & Marketing

Mr. Pirrone has more than 30 years of sales and marketing experience with OTC and health and beauty consumer products (HBC products). Prior to joining GelStat in 2003, Mr. Pirrone spent five years as a well-known HBC/OTC consultant, specializing in new product introductions, distributor development, promotional strategies, national account management, sales training, and establishing relationships with major drug wholesalers. From 1989 to 1998, Mr. Pirrone was Vice President of Sales & Marketing for Inverness Medical Technology, where he managed the growth and sales of the retail division, including achieving 100% chain drug distribution of the One Touch brand. Previously, Mr. Pirrone was Vice President of Sales & Marketing at Roberts Proprietaries, Inc., National Sales Manager at Hudson Vitamin/Pharmaceutical Corporation, and held senior sales positions at Abbott Laboratories and Revlon. Mr. Pirrone began his career in sales in the toiletries division of Proctor & Gamble where he achieved "Salesman of the Year" as well as numerous other awards. Mr. Pirrone graduated from New York University with a degree in Business Administration.

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

GelStat Corporation is the result of a merger completed on April 30, 2003. At that time the Company, formerly known as Developed Technology Resource, Inc.
(DTR), entered the intensely competitive OTC and non-prescription consumer health care products market by merging with GelStat Corp. To date, efforts in this business have been limited primarily to developing products, negotiating relationships with suppliers, vendors and strategic business partners, conducting clinical trials, applying for patent protection, preparing and executing marketing strategies, working with brokers and other key parties to implement our product introductions, establishing initial placement of GelStat Migraine with select retailers, developing new products, implementing internal processes and procedures in preparation for anticipated significant customer and revenue growth and raising working capital to fund ongoing operations. The Company has achieved minimal revenue to date and has only a limited operating history on which to base an evaluation of our business and prospects. There are numerous other companies that manufacture and market products that presently compete with the current and intended products of the Company. Most of the companies that compete with the Company have much greater market exposure, more personnel, and greater financial resources than the Company. Most of the products that compete with the Company's products have greater brand recognition and have already achieved a certain amount of consumer acceptance. There can be no assurance that the Company's plans for developing, manufacturing, and marketing our initial products, or any products, will be successful, or that the Company will ever attain significant sales or profitability. We anticipate that we will incur development stage losses for some time into the future until such time, if any, that we achieve sufficient sales to support our operations. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and fiercely competitive industries such as ours. We cannot assure you that we will be successful in addressing any of the many risks we may encounter.

The Company is currently not generating revenue sufficient to fund its ongoing expenses.

The Company had minimal operating revenue in 2004 and does not anticipate that revenues will be sufficient to satisfy the Company's ongoing expenses for some time. As such, the Company may continue to incur operating losses for the foreseeable future. There can be no assurance that the Company's selling and marketing activities in 2005 will be sufficient to result in emerging from the development stage. Our operating expenses may substantially increase as we expect to spend significant funds on marketing initiatives to drive consumer trial and develop product and brand awareness. Until such time that we achieve positive cash flow, we will be entirely dependent on outside investor capital to support operations. The Company's ability to raise capital now and in the future is subject to the Risk Factors described in this section and general economic, competitive, regulatory and other factors beyond the Company's control. This capital may not be available at all, or may be available only under terms which are highly dilutive or otherwise highly disadvantageous to shareholders. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

We may be unable to manage rapid growth in the near future.

We plan to grow at a rapid pace. Rapid growth, if achieved, will place a significant strain on our managerial, operational, reporting, and financial resources. We have taken preliminary steps to put in place the necessary legal, accounting, human resource management, and other relationships and tools to enable us to deal with this growth more efficiently. However, there is no assurance that we will be able to successfully manage rapid growth, should it occur. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth we may need to implement or improve administrative, financial, marketing and operational, systems, procedures and controls.

We are highly dependent on certain key personnel.

The Company is dependent on Stephen C. Roberts, M.D., its Chief Executive Officer, Richard Ringold, its Vice President, and other key executives and employees. The loss of services of any of these individuals could impair the Company's ability to complete the national rollout of its products, bring its products to a significant level of consumer acceptance, or manage operational and growth issues. The Company does not currently carry "key-man" life insurance on any member of its management team. We may also need to expand our staff. We may not be able to hire, train, integrate, retain, motivate and manage required personnel.

The performance of the Company's products is not fully known.

Our success depends upon the extent to which our products perform well and as anticipated. Although we believe that our products are efficacious, and believe we have sufficient data as well as sufficient experience with them to reasonably assert that they perform well enough to be economically viable, we as yet have only limited third-party evaluations. The complete performance profile for the Company's initial products will not be known for some time. Additional clinical trial data, if and when obtained for any product, will provide additional, but not all, information on any given product, since clinical trials are performed under specific, controlled circumstances and measure specific outcomes relative only or primarily to those circumstances.

The Company's products are subject to ongoing and additional clinical trials.

Two clinical trials of the Company's migraine product have been successfully completed. The results of the first trial have been presented as a poster presentation and have now been submitted for publication. The results of the second clinical trial have not yet been disclosed. Additional clinical trials of GelStat Migraine are planned for 2005. Clinical testing of the arthritis, sinus and sleep products is expected to commence in 2005.

The first clinical trial of GelStat Migraine, which was performed by well known and well respected investigators and conducted at a respected research facility, demonstrated efficacy in 83% of users, but was nonetheless limited by its open-label protocol and small sample size. We believe that presentation of this trial has provided substantial credibility for the Company and GelStat Migraine, and that publication of this trial may result in additional credibility. However, additional trials are needed, and some consumers and retailers may defer purchasing the product until such time, if any, that such additional trials are successfully completed. In addition, there can be no assurance that said additional trial results will be favorable, or that they will be favorably received by either the medical community or consumers. In addition, the results of future clinical trials are expected to strongly affect the economic viability and perceived value of our products. There can be no assurance as to the outcome of any future clinical trials. Despite this, the successful completion of clinical trials is a key aspect of the Company's marketing plan. If the clinical trial results for any or all of the Company's initial products suggest that some or all of these are not efficacious, or reveal unexpected problems such as serious side effects, the Company may be unable to successfully market said product(s) even if we desired to do so.

We are dependent on third-parties and strategic partners.

We must reach and maintain agreements with third-parties to supply us with the manufacturing, packaging, public relations, advertising, clinical trials, product brokering, product distribution, software and the general infrastructure necessary to effect our business plan. We believe that at least several alternate sources exist for each service or component purchased for or used in the manufacture and marketing of our products. However, we generally do not have long term service agreements with those currently performing services for the Company or long term supply agreements with our suppliers to provide product at any set price or at all. In addition, we currently do not have the physical or human resources to independently manufacture our products or any other products that we may develop. The Company particularly relies on third party vendors for the manufacture and packaging of its products. While believing that alternate vendors could be found, the need to change vendors, should it arise, could have a material adverse effect on the Company. We intend to outsource all of our product manufacturing and packaging operations for the foreseeable future. Our success therefore depends substantially on our relationships with these strategic partners and suppliers. If, in the future, we decide to establish our own manufacturing facilities, we will require substantial additional funds and significant additional personnel to undertake such operations. We cannot be certain that such funding or a sufficient number of such qualified persons will be available for such an undertaking.

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

The consumer health care product market is subject to substantial regulation by several regulatory agencies.

We believe that all of our current and planned products will be marketed either as homeopathic drugs or as dietary supplements, and that each will therefore be exempt from the new drug approval process required for prescription pharmaceuticals. The Company's products, product development activities and manufacturing processes are nonetheless subject to extensive and rigorous regulation by the Food and Drug Administration ("FDA") and by comparable agencies in foreign countries. In the United States, the FDA regulates manufacturing, labeling and record keeping procedures even for non-prescription products. We use qualified third-party manufacturers and believe these manufacturers to be in compliance with all appropriate regulations. Nonetheless, the failure of such third parties to adhere to regulations could have a material adverse affect on the Company. In addition, product claims, labels, advertising and other communications with the public are closely monitored by the Federal Trade Commission ("FTC"), as well as by the FDA. Failure to comply with any of the numerous regulations which govern our industry could result in regulatory or enforcement actions which would have a material adverse affect the Company. In addition, we are subject to those risks associated with any highly regulated industry wherein regulations are subject to change that is both substantial and rapid. Regulatory change may force the Company to expend substantial time and money becoming compliant, may make the Company's business more expensive to operate and the products less profitable, or not profitable at all, and might even prevent the Company from marketing one or more of its products. In addition, the marketing of our first product, GelStat Migraine, involves claims that this product is effective in treating migraine headaches. Under FDA and FTC rules, we are required to obtain clinical data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any clinical data to the FDA in support of this claim, we have obtained supporting clinical data that we believe to be sufficient. We cannot be certain, however, that the clinical data we have obtained or will obtain in the future in support of our claims will be deemed acceptable or sufficient to the FDA or FTC, should either agency request any such data in the future. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question, which would most likely have a negative impact on sales. Regulatory actions may materially adversely affect the Company's business, financial condition and results of operations in ways that are entirely unpredictable and entirely beyond the Company's control.

We must successfully distribute our products to retailers.

The Company intends to sell its products primarily through traditional retail outlets, and to achieve this, will work with a large number of brokers and distributors currently serving that market. We believe we have good relationships already in place with those brokers and distributors whose assistance will be required to promote broad retail distribution. Nonetheless, there can be no assurance that any broker or distributor will be able to place the product(s) with retailers, or that they will continue working with the Company and our products. If brokers or distributors are unable to place the Company's products, or cease working with the Company and its products, it may not be possible to find a suitable replacement for any broker or distributor. In addition, we must dedicate significant capital and other resources to marketing our products. Even with such efforts, there can be no assurance that we will be successful. Failure to achieve certain minimum sales requirements might result in the Company's products not gaining additional distribution or even in their removal from retailers where they were previously available.

The market acceptance of the Company's products is uncertain.

Our success depends upon the acceptance by retail consumers of our products. Although we believe that our products are efficacious, and that they will meet with consumer acceptance, we have no assurance of that. While GelStat Migraine has been successfully test marketed, this does no assure that wide scale marketing will be successful. Other GelStat products under development, including GelStat Arthritis, GelStat Sinus and GelStat Sleep have not been test-marketed. In sum, there is only limited data by which to gauge possible consumer acceptance. Most of the products that compete with the Company's products have substantial brand recognition, and have already achieved a certain amount of consumer acceptance. Those consumers who presently use a competitor's product to treat a condition designed to be treated by our products will have to be convinced to switch products, which is often difficult. We believe that the successful completion of clinical trials demonstrating the efficacy of our products or, in the case of GelStat Migraine, additional clinical trials, may be essential for the successful marketing of these products, especially in light of entrenched competition. There can be no assurance that any clinical trials will be completed beyond the first two trials of GelStat Migraine that have already been completed, or that such additional clinical trials will demonstrate the same degree of efficacy as the first trial, or any efficacy at all. Insufficient market acceptance of our products would have a material adverse effect on our business, financial condition and results of operations.

Consumer use of the Company's products creates potential liabilities for the Company.

The consumer health products industry is subject to substantial litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Any such claims would likely have an adverse effect on the Company. The Company currently has product liability insurance for claims against it up to $5 million dollars. However, there can be no assurance that such coverage would protect the Company in every instance, or that a claim might not substantially exceed the limit of coverage beyond the Company's ability to pay. While the present policy is now in effect, there can be no assurance that such insurance will be available to the Company in the future on commercially reasonable terms, or at all.

New product development is an important part of our business plan.

The Company proposes as an important part of its business plan to complete development of additional products related to migraine, arthritis, sinus/nasal conditions and problem sleep. No assurance can be given that the Company will ever be able to successfully design, develop, and market any such additional new products.

The market is subject to rapid technological change and rapid product obsolescence.

The consumer health care products market is subject to rapid technological advances and the continuing introduction of new products that could render the products of the Company obsolete or non-competitive. Most of the companies that compete with the Company are better positioned than we are to adapt to or promote rapid change. These other companies have greater market exposure, personnel, and financial resources than we do.

Our patent positions and intended proprietary or similar protections are uncertain.

Although we have filed patent applications, we cannot assure you that our pending applications will be issued as patents or that any of our patents will afford adequate protection to us. We intend to rely significantly on the protections afforded by patent and trademark registrations with the U.S. Patent and Trademark Office ("USPTO") and similar agencies in foreign countries. We cannot be certain that any patent or trademark application that we file will be approved by the USPTO or other foreign agencies. We also rely on trade secrets, unpatented proprietary technologies and continuing technological innovations in the development and commercialization of our products. We cannot assure you that others will not independently develop the same or similar technologies or obtain access to our proprietary technologies.

Your percentage of ownership and voting power may decrease and the price of our common stock may decrease as a result of events that increase the number of our outstanding shares.

We may conduct future offerings of our common stock or other securities with rights to covert the securities into shares of our common stock. Exercise of outstanding options and warrants into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

The market price of our common stock is volatile.

The market prices for our securities and for securities of development stage companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Some of the factors that may affect the market price of the shares include progress of our relationships with strategic partners, results of clinical studies, technological innovations by us or our competitors, sales or the possibility of sales of our common stock, and our results of operations and financial condition. General economic conditions or general market fluctuations may also adversely affect the market price of our common stock.

We are effectively controlled by present management, which may limit your ability to influence shareholder matters or to receive a premium for your shares through a change in control.

As of April 13, 2005, our executive officers and directors beneficially owned 4,442,793 shares of common stock, or 32.2 % of the outstanding shares of common stock. By virtue of this ownership, they have significant influence in the election of directors and approval of significant corporate transactions. Accordingly, they effectively control the Company and direct its affairs. The interests of these shareholders may conflict with those of other shareholders. This concentration of ownership may also delay, defer or prevent a change in control of our Company and some transactions may be more difficult or impossible without the support of these shareholders.

We do not intend to pay cash dividends.

No cash dividends have been paid on our common stock and none are anticipated. It is anticipated that any future profits received from operations will be retained for the Company's operations. Any investors who anticipate a need for immediate income from their investment should, therefore, not purchase any of the Company's common stock.

We may be adversely impacted by general economic conditions.

The consumer health care products market is susceptible to negative trends in the national and/or regional economies. The success of our business depends, in part, on a number of factors related to spending patterns in the overall economy. Some recent economic reports indicate that consumer confidence remains depressed and that consumers are spending less. While the consumer health care products market tends to be relatively resistant to such forces, these trends may nonetheless substantially and adversely affect the consumer health care products industry and could have an adverse impact on our ability to grow or achieve profitability.

ITEM 2. DESCRIPTION OF PROPERTY

GelStat leases an executive office of approximately 4,800 square feet in Bloomington, Minnesota and leases a laboratory of approximately 1,900 square feet in St. Paul, Minnesota. One employee works at present from his home office in New Jersey. In addition, as of December 31, 2004, the Company leased a retail broker support office of approximately 2,500 square feet in Schofield, Wisconsin, pursuant to a shared-use arrangement with Mitchell Health Technologies, Inc. ("MHT"). MHT is owned and controlled by Russell W. Mitchell, a former director and an officer of the Company and James Higgins, an officer of the Company. The Company currently ships finished goods from its outsourced manufacturer to a third-party central distribution center in Chicago. The Company believes that its facilities are adequate for its operations for the foreseeable future and that each of such facilities could be replaced without great difficulty.

ITEM 3. LEGAL PROCEEDINGS

On July 30, 2004, the Company and Stephen Roberts, our chairman and chief executive, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserts a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Dr. Roberts and the Company dispute Mr. Hauser's claims, believe they are entirely without merit, and intend to defend vigorously against the action.

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. GelStat Corporation." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Borman, a former employee of the Company, alleges that he is owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserts a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. The Company disputes Mr. Borman's claims, believes they are entirely without merit, and intends to defend vigorously against the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's $0.01 par value common stock is quoted on the OTC Bulletin Board under the symbol "GSAC." The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2004 and 2003. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

                                             Closing Price*
                                -----------------------------------------
       CALENDAR 2004             Low                               High
       -------------             ---                               ----
       First Quarter            $1.23                              $4.53
       Second Quarter           $2.07                              $3.90
       Third Quarter            $2.60                              $6.90
       Fourth Quarter           $4.70                              $6.80

                                             Closing Price*
                                -----------------------------------------
       CALENDAR 2003             Low                               High
       -------------             ---                               ----
       First Quarter            $0.27                              $0.59
       Second Quarter           $0.42                              $1.00
       Third Quarter            $0.70                              $1.07
       Fourth Quarter           $0.77                              $1.53

       * All prices reflect a 3:2 forward stock split effected by means of a 50% dividend and effective August 31, 2004 and a 2:1 forward stock split effected by means of a 100% dividend and effective October 21, 2003.

As of April 13, 2005, the Company had 170 shareholders of record of its common stock. The Company estimates there are approximately 850 beneficial owners of its common stock. The transfer agent for the Company's common stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (800) 468-9716 or (651) 450-4058.

RECENT ISSUANCES AND SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2004, the Company issued unregistered securities to the persons and groups indicated below. With the exception of those shares indicated as having been issued pursuant to the Company's 1992 Stock Option Plan, its 1997 Outside Director's Stock Option Plan or its 2003 Incentive Plan, all shares are restricted shares and were issued without registration under the Securities Act of 1933 (the "Securities Act").

In January 2004, the Company issued 150,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. The Company issued 22,500 five-year warrants at an exercise price of $0.83 per share as commission for financing.

In February 2004, the Company issued 636,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The Company issued 45,900 five-year warrants at an exercise price of $1.67 per share as commission for financing.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 per share and 7,500 shares of common stock as commission for the financing.

In August 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,190 in connection with a private placement offering. The Company issued 103,288 five-year warrants at an exercise price of $2.50 per share, 37,500 five-year warrants at an exercise price of $0.67 per share, and 75,000 shares of common stock as commission for the financing.

In December 2004, the Company issued unsecured convertible promissory notes related to a private placement of $474,000 of short term debt. In lieu of interest, the Company issued to the note holders 79,000 five-year warrants to purchase common stock at an exercise price of $3.00.

In December 2004, the Company issued 370,092 shares of common stock with gross proceeds of $925,230 in connection with a private placement offering; there was no commission expense or warrant issuance associated with this financing.

During the year ended December 31, 2004, the Company issued 300,500 shares of common stock at prices ranging from $1.16 to $5.03 for services rendered or to be rendered valued at $966,428 based on the fair market value of services to be provided or the stock price at the date of issuance, whichever is more determinable.

During the year ended December 31, 2004, 72,000 five year warrants having an exercise prices ranging from $0.67 to $1.33 were exercised with a weighted average exercise price of $0.20 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 59,547 shares of common stock.

During the year ended December 31, 2004, the Company issued 110,092 shares of common stock for stock subscriptions receivable of $275,230. Subsequent to year end, the Company collected the entire balance of the stock subscriptions receivable and therefore the balance is classified as a current asset.

All of the above securities were issued to persons who were "accredited investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information about the Company. The offer and sale of these securities was made in reliance upon an exemption from registration provided by Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder and under various similar state exemptions.

All unregistered issuances of securities in fiscal 2003 have been previously reported.

NO CASH DIVIDENDS DECLARED

The Company has never declared or paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

Please refer to the consolidated financial statements and related notes thereto which are a part of this report for further information regarding the results of operations of the Company.

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

The initial clinical trial of GelStat Migraine showed it to be effective for 83 percent of those with moderate to severe migraine. Migraine pain was completely eliminated in 48 percent of patients and was arrested at the mild pain phase in 35 percent. Though all of the patients enrolled in this study were those whose migraine consistently progressed to moderate or severe headache pain, after treatment with GelStat Migraine at the mild pain phase, only 17 percent went on to develop moderate pain and 0 percent (none) developed severe pain. In addition, GelStat Migraine effectively relieved the associated symptoms of migraine such as nausea, photophobia and phonophobia.

Current sales and marketing efforts are focused primarily on GelStat Migraine. Approximately 30 million Americans are known to suffer with migraine and a total of 50 million Americans are reported to have severe, recurrent headaches. Americans spend an estimated $2.6 billion each year on the purchase of over 600 million units of OTC headache medication. The Company believes that the migraine market is potentially very receptive to GelStat Migraine, as less than 30 percent of those with migraine report being very satisfied with their current treatment, two-thirds of those with a prescription for migraine delay or altogether avoid such treatment due to concerns over side effects, and 79 percent of migraine sufferers have reported their willingness to try a new migraine remedy. The Company believes that the market for GelStat Migraine is global, since international incidence of migraine approximates that of the United States (around 12 percent of the population.) The Company anticipates the first international sales of GelStat Migraine in 2005.

The Company believes that GelStat Migraine may offer consumers certain significant advantages over older, NSAID-based headache treatments, including speed of action, efficacy, convenience and a more advantageous (less significant) side effect profile. Unlike an NSAID-based headache treatment, GelStat Migraine has not to date been associated with rebound headaches or any other significant side effects.

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

Commercial shipments of GelStat Migraine commenced in June 2004 and by July 2004 the Company had achieved distribution of GelStat Migraine representing approximately 7,000 retail locations. By December 31, 2004, the Company had shipped approximately 155,000 consumer packages of GelStat Migraine to leading retailers representing over 16,000 retail locations across the United States.

GelStat Migraine is presently available at approximately 16,000 food, drug and discount stores, including Walgreens, Eckerd, CVS, Brooks Pharmacy, Longs Drug, Publix, H.E.B., Giant Carlisle, Snyder's, Raley's, Basha's, Meijer, ShopKo, Fred Meyer, Drugstore.com and many others. GelStat Migraine is also available through most leading drug wholesalers, including Amerisource Bergen, Cardinal Health, F. Dohman, D&K Healthcare and many others. The Company has received reorders from retailers and distributors following their initial stocking orders and believes it will continue to receive a significant number of initial orders followed by reorders for GelStat Migraine over the coming months. The Company expects that it will continue to experience rapid growth in the total number of retail locations stocking GelStat Migraine and has received indications of interest or verbal commitments from a number of specific retailers.

The Company continues to meet its customers' immediate volume and delivery requirements. In addition, the Company has built a substantial inventory of GelStat Migraine in anticipation of the increased demand expected to result from national advertising of GelStat Migraine in 2005. In the year ended December 31, 2004, the Company produced more than 900,000 consumer packages of GelStat Migraine and at December 31, 2004, held approximately $1.3 million of GelStat Migraine Finished Goods (at cost) in inventory. In 2005, the Company will continue to build inventory and increase manufacturing capacity in anticipation of increased sales.

The Company initially began advertising GelStat Migraine in the fall of 2004. That marketing effort included full page advertisements in several national magazines and radio advertisements in key cities, as well as national distribution, via newspapers, of coupon bearing inserts.

Public relations and other promotional activities are expected to play a significant role in driving consumer awareness and trial. The Company released its first video news release ("VNR") on October 12, 2004. That news release was timed to coincide with other marketing activities. The VNR received substantial coverage and was aired 55 times on 27 television stations during the first five days after its release. Many of these airings took place in key markets such as New York, Los Angeles, Philadelphia, Dallas, Houston, Seattle, Tampa, Miami, Orlando, San Diego and many others.

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

In conjunction with its first product, the Company has developed a sublingual (under the tongue) delivery system: the OraDose(TM) System. The OraDose System is designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a proprietary product that utilizes a unique delivery system in combination with a unique formulation and that is expected to provide fast relief from migraine headaches for most users more effectively than other OTC products and at a fraction of the cost of prescription medications.

Sublingual administration can be a very advantageous drug delivery method, particularly because of the speed with which active ingredients can reach the bloodstream relative to the orally ingested capsules or tablets generally employed in OTC products. The Company believes that sublingual administration is underutilized, especially in the OTC marketplace, and that other OTC products can be developed economically as a result of its accumulated experience with transmucosal drug delivery (e.g. sublingual delivery) and by employing the OraDose System or other sublingual or transmucosal drug delivery systems.

GelStat is committed to building a portfolio of products addressing consumer health care conditions and believes that each of its present or planned products offers significant commercial potential. The Company plans to introduce several new products. Planned product introductions include "GelStat(TM) Arthritis," "GelStat(TM) Sinus," and "GelStat(TM) Sleep." GelStat Arthritis is an OTC homeopathic drug for the treatment of pain and inflammation associated with arthritis. More than 40 million Americans have some form of arthritis according to the National Institutes of Health. GelStat Sinus is an OTC homeopathic drug for the treatment of nasal and sinus symptoms (including congestion, pressure and headache). The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year., and health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. GelStat Sleep is expected to be sold as a nutritional supplement for the promotion of healthy sleep. Approximately 70 million Americans are reported to be "problem sleepers."

GelStat believes that clinical trials are essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer and, accordingly, plans to conduct clinical trials on the products it develops. While the Company believes it has good anecdotal data suggesting the efficacy of GelStat Arthritis, GelStat Sinus and GelStat Sleep, formal clinical trials are required to confirm performance expectations presently based on anecdotal data alone.

In 2004, the Company formed a wholly owned subsidiary, GS Pharma, Inc., to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. The Company believes that these opportunities may be substantial, but that their development and commercialization is beyond the scope of activity reasonably possible for GelStat Corporation in the foreseeable future. Management therefore created the subsidiary as a means to fund or otherwise further develop these opportunities without incurring dilution of GelStat stock or otherwise negatively impacting its capital structure or financial resources, while still retaining substantial ownership interest for GelStat shareholders. As a means to effectively transfer these opportunities to the wholly owned subsidiary, GelStat granted GS Pharma an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. GelStat Corporation will continue focusing its resources on the development and commercialization of OTC health care products.

On January 5, 2005, GS Pharma assigned all rights in the license previously granted to it by GelStat to DTLL, Inc. (OTCBB: DTLI) in exchange for 12.5 million shares of DTLL. GelStat now beneficially owns these 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary. In connection with the transaction, Stephen Roberts, M.D., the Company's chairman and CEO, become DTLL's president and chief executive officer. DTLL intends to change its name to "GS Pharma" (GS Pharma, Inc. changed its name to "GSC Subsidiary, Inc." effective March 25, 2005) and expects to apply for a new trading symbol immediately upon completion of that name change.

PLAN OF OPERATION

The Company had gross revenues of $598,882, excluding required revenue recognition adjustments of $354,032, for the year ended December 31, 2004. The Company had no revenues for the year ended December 31, 2003. The Company plans to use a variety of trade and merchandising programs to promote the sales of its products as they are launched into the marketplace. As GelStat Migraine commenced shipments to retailers in June 2004, and the following programs were employed to promote the launch of the products, and are expected to be used in a similar manner in the future to promote the Company's current and future products.

Trade promotions provided to our customers and distributors in the form of free merchandise are substantially comprised of a limited amount of free product offered in connection with the initial stocking order of a new retail chain customer. These trade programs are recorded as a reduction in revenues. For the year ended December 31, 2004, the Company accrued $77,007, for these trade promotions as a reduction from gross revenues, and expects to use such programs for certain new retail chains expected to become customers in the future.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, and coupons are also used by the Company, and are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. For the year ended December 31, 2004, the Company accrued $130,483 for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues, and expects to continue such programs for enhancing the sell-through of its products at the retailer level.

The Company uses a nationwide network of product brokers to enhance the sales activities and manage the relationships with its retail customers. The Company accrues liabilities for broker sales expenses, which is typically a fixed percentage of the net sales revenues for a customer, and the expense liability is maintained until the customer pays the outstanding account receivable. For the year ended December 31, 2004 the Company accrued $62,260 for broker sales as a reduction from gross revenues, and expects to continue such programs for enhancing the sell-through of its products at the retailer level.

Year to year operating comparisons are of only limited value since the Company is a new, development stage company, had no substantial revenue in its two most recent fiscal years, and commenced shipping its first product in June 2004. However, the following is an overview of income and expenses during the year ended December 31, 2004 compared to the year ended December 31, 2003.

Cost of goods sold for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) to December 31, 2004 were $564,975, $0, and $564,975, respectively. The expense in 2004 is attributable to the fact that the Company began to manufacture and ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

Selling, general and administrative expenses for the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, respectively, were $5,384,516, $1,322,346, and $6,838,979, respectively.
The increase in 2004 compared to 2003 is due to the increased sales activity and associated advertising and administrative costs which occurred as the Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

The Company incurred $166,905, $155,014, and $343,009 in research and development expense for the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, respectively. The Company plans to substantially increase expenditures on research and development in 2005, primarily in the performance of additional clinical trials, and the development and commercialization of new products.

The Company recorded interest income of $557, $4,323, and $4,808 for the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

During the year ended December 31, 2004, the Company issued unsecured promissory notes related to a private placement of $474,000 of short term debt. In lieu of interest, the Company issued to the note holders 79,000 five-year warrants to purchase common stock at an exercise price of $3.00. The warrants were valued using the Black-Scholes pricing model. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the notes using the straight-line method, which approximates the interest method. At December 31, 2004 the notes payable were valued at $289,140, net of original issue discount of $184,860.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $173,320 at December 31, 2004, representing a decrease of $244,519 from the cash position of the Company as of December 31, 2003, which was $417,839. The change is attributable to the cash flow impact of timing of collections related to sales activity, inventory build and other working capital requirements, partially offset by the proceeds from the sale of common stock and disbursements related to business operations.

As of April 13, 2005, the Company had cash of $1,151,208. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

Through April 13, 2005, 938,072 shares were issued for cash at $1.40 per share through a private placement offering, for gross proceeds of $1,313,301. The shares were offered and sold solely to "accredited investors," as defined in Regulation D under the Securities Act of 1933. The Company believes that the issuance of the securities is a transaction exempt from registration under the Securities Act of 1933 based on Section 4(2) of said Act and Regulation D, Rule 506.

As of April 13, 2005, the Company's principal commitments consist of a long-term lease for its corporate offices and research and development facilities, as well as short-term convertible notes payable which are due on June 2, 2005 of $450,000. The short term notes are convertible into securities of the Company. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the short term note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. Any principal amount not so converted will be repaid within three (3) business days of such closing.

CRITICAL ACCOUNTING POLICIES

Impairment Of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement and patents. At December 31, 2004, the Company had net property and equipment of $110,708, which represents approximately 4.3% of the Company's total assets and $99,807 of patents which represents approximately 3.9% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material.

During the year ended December 31, 2004 the Company recorded an impairment of tooling (property and equipment) of $167,000 related to production equipment due to the Company's redesign and location of their production process, therefore, the entire carrying amount of the equipment was recorded as an impairment loss.

Inventories

At December 31, 2004, the Company had inventory of $1,309,561. We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. Management reviews sales, shipped goods and available inventory quantities on a weekly basis and record a provision for excess and obsolete inventory if considered necessary. Changes in the marketplace or introduction of new products could result in an increase in the amount of obsolete inventory quantities.

Revenue Recognition

The Company sells its product to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers, both directly and through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

The Company generated gross revenues of $598,882 excluding required revenue recognition adjustments of $354,032 for the year ending December 31, 2004.

The Company recognizes Pay-on-Scan sales as revenues at the earlier of when 1) we are notified of the customer's sales through periodic sales reports, 2) receive payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. For the year ending December 31, 2004, the Company accrued $17,831, which is equivalent to 3.0% of sales for damaged products and product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. For the year ending December 31, 2004, the Company accrued $77,007, for trade promotion as a reduction from gross revenues.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. For the year ending December 31, 2004, the Company accrued $130,483, for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. The Company has fully paid all broker expenses due as of December 31, 2004. For the year ending December 31, 2004, the Company accrued $62,260 for broker sales as a reduction from gross revenues.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company leases office space in Bloomington, Minnesota requiring base monthly rent of $4,235 through August 2005. Future minimum lease payments in connection with that lease are $32,383 for 2005. The Company also leases a laboratory facility on St. Paul, Minnesota requiring base monthly rent of $2,201 through August 2006. Future minimum lease payments in connection with that lease are $26,415 and $17,610 for 2005 and 2006 respectively. As of April 13, 2005, the Company had outstanding short-term notes payable on June 2, 2005 in the amount of $450,000.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS - GELSTAT CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Audit Committee and Board of Directors of GelStat Corporation and Subsidiary, Bloomington, Minnesota:

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (a development stage company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from June 25, 2002 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GelStat Corporation and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended and for the period from June 25, 2002 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 25, 2005 (except as to Notes 2 and 13, as to which the date is April 13,
2005)

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                           2004           2003
                                                        -----------    -----------
ASSETS
Current Assets
     Cash and cash equivalents                          $   173,320    $   417,839
     Accounts receivable                                    206,495             --
     Inventories                                          1,309,561             --
     Prepaid consulting                                     215,841        433,513
     Prepaid expenses                                       101,597         71,012
     Subscriptions receivable                               275,230          3,375
     Other current assets                                    60,000         10,248
                                                        -----------    -----------
     Total Current Assets                                 2,342,044        935,987
                                                        -----------    -----------

Property and Equipment, net                                 110,708        206,950
                                                        -----------    -----------

Other Assets
     Patents                                                 99,807         59,118
     Note receivable                                             --         25,000
     Lease deposits                                           7,692          5,692
                                                        -----------    -----------
     Total Other Assets                                     107,499         89,810
                                                        -----------    -----------
TOTAL ASSETS                                            $ 2,560,251    $ 1,232,747
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term convertible notes payable,
        net of original issue discount                  $   289,140    $        --
     Accounts payable                                       446,222        132,778
     Accrued expenses                                       377,042        118,572
                                                        -----------    -----------
     Total Current Liabilities                            1,112,404        251,350
                                                        -----------    -----------

Long-Term Liabilities
     Deferred gain                                               --         25,000
     Accrued marketing fees                                      --         20,222
                                                        -----------    -----------
     Total Liabilities                                    1,112,404        296,572
                                                        -----------    -----------

Stockholders' Equity Undesignated 10,000,000
     shares Common stock, $.01 par
     value per share 50,000,000 shares
     authorized 12,759,751 and 9,200,805
     shares issued and
     outstanding                                            127,598         92,008
     Additional paid-in capital                           9,169,540      2,470,483
     Deficit accumulated during the development stage    (7,849,291)    (1,626,316)
                                                        -----------    -----------
     Total Stockholders' Equity                           1,447,847        936,175
                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,560,251    $ 1,232,747
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       Period from
                                                                      June 25, 2002
                                        Year Ended      Year Ended    (inception) to
                                       December 31,    December 31,    December 31,
                                           2004            2003            2004
                                       ------------    ------------    ------------
Revenues, net                          $    244,850    $         --    $    244,850
                                       ------------    ------------    ------------

Cost of Goods Sold                          564,975              --         564,975
                                       ------------    ------------    ------------

Gross Profit (Loss)                        (320,125)             --        (320,125)
                                       ------------    ------------    ------------

Operating Expenses

     Selling, general and
     administrative                       5,384,516       1,322,346       6,838,979
     Impairment on property and
     equipment                              167,000              --         167,000
     Research and development               166,905         155,014         343,009
                                       ------------    ------------    ------------

     Total Operating Expenses             5,718,421       1,477,360       7,348,988
                                       ------------    ------------    ------------

         Loss from Operations            (6,038,546)     (1,477,360)     (7,669,113)
                                       ------------    ------------    ------------

Other Income and (Expense)

     Interest expense                      (184,986)            (72)       (185,058)
     Interest income                            557           4,323           4,880
                                       ------------    ------------    ------------

         Net Other Income (Expense)        (184,429)          4,251        (180,178)
                                       ------------    ------------    ------------

Net Loss                               $ (6,222,975)   $ (1,473,109)   $ (7,849,291)
                                       ============    ============    ============

Net Loss per common share:

     Basic and Diluted                 $      (0.56)   $      (0.22)   $      (0.98)
                                       ============    ============    ============

Weighted Average Shares Outstanding:     11,072,006       6,778,948       8,003,585
                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                              Additional                                 Deficit
                                                               Paid in                                 Accumulated       Total
                                           Common Stock        Capital        Stock                    During the    Stockholders'
                                       --------------------  (Discount on  Subscription    Deferred    Development      Equity
                                        Shares      Amount   Common Stock)  Receivable   Compensation     Stage        (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, June 25, 2002 (inception)           --   $     --   $       --     $     --     $      --    $        --    $        --

Common stock issued
to founders at
incorporation,
$.01 per share
through stock
subscriptions
receivable                             4,414,590   $ 44,146   $  (40,771)    $ (3,375)    $      --

Net loss                                                                                               $  (153,207)   $  (153,207)

BALANCES, December 31, 2002            4,414,590   $ 44,146   $  (40,771)    $ (3,375)    $      --    $  (153,207)   $  (153,207)

Exercise of 30,000
stock options on
April 30, 2003 for
cash at $0.23 per share                   30,000   $    300   $    6,700                                              $     7,000

Issuance of shares
of common stock for
the exchange of the
fair market value of
the assets and
liabilities of
Developed Technology
Resource, Inc. on
April 30, 2003                         3,238,065   $ 32,381   $1,410,125                                              $ 1,442,506

Purchase of five year
warrants for 654,015
common shares for cash
exercisable at $.15 per
share on May 6, 2003                                          $   10,000                                              $    10,000

Exercise of 30,000
stock options on
June 6, 2003 for cash
at $0.23 per share                        30,000   $    300   $    6,700                                              $     7,000

Exercise of 15,000
stock options on
August 11, 2003 for
cash at $0.50 per share                   15,000   $    150   $    7,350                                              $     7,500

Exercise of 30,000
stock options on
September 21, 2003
for cash at $0.23
per share                                 30,000   $    300   $    6,700                                              $     7,000

Exercise of 30,000
stock options on
September 22, 2003
for cash at $0.23
per share                                 30,000   $    300   $    6,700                                              $     7,000

Common stock issued
on November 1, 2003
in lieu of cash for
services to be
rendered at $0.93
per share                                 60,000   $    600   $   55,400                                              $    56,000

Common stock issued
on November 10, 2003
in lieu of cash for
services to be rendered
at $0.77 per share                       150,000   $  1,500   $  113,500                                              $   115,000

Common stock issued
on November 12, 2003
in lieu of cash for
services to be rendered
at $0.93 per share                       300,000   $  3,000   $  277,000                                              $   280,000



Common stock issued
on November 13, 2003
in lieu of cash for
services to be rendered
at $1.23 per share                        12,000   $    120   $   14,680                                              $    14,800

Common stock issued
from November 14, 2003
through December 15, 2003
for cash at $0.67 per share
through a private placement
offering, less expenses of $24,000       825,000   $  8,250   $  517,750                                              $   526,000

Common stock issued
on December 30, 2003
in lieu of cash for
services rendered at
$1.13 per share                           36,150   $    361   $   40,349                                              $    40,710

Common stock issued
on December 31, 2003
in lieu of cash for
services rendered at
$1.29 per share                           30,000   $    300   $   38,300                                              $    38,600

Reclassify stock
subscription receivable
to current assets as
cash was received prior
to filing date for year
ended December 31, 2003                                                      $  3,375                                 $     3,375

Net loss                                                                                               $(1,473,109)   $(1,473,109)
---------------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 2003            9,200,805   $ 92,008   $2,470,483     $     --     $      --    $(1,626,316)   $   936,175

Deferred compensation
expense for 270,000
options issued below
fair market value on
January 1, 2004 at
$1.20 per share                                               $   27,000                  $ (27,000)                  $        --

Common stock issued
on January 4, 2004
in lieu of cash for
services rendered at
$1.16 per share                           22,500   $    225   $   25,775                                              $    26,000

Common stock issued
on January 4, 2004
in lieu of cash for
services rendered at
$1.30 per share                           12,000   $    120   $   15,480                                              $    15,600

Common stock issued
on January 4, 2004
in lieu of cash for
services rendered
at $1.30 per share                         3,000   $     30   $    3,870                                              $     3,900

18,000 three-year
warrants issued in
lieu of cash services
on January 6, 2004
at $1.20 per share                                            $   13,920                                              $    13,920

Common stock issued
on January 8, 2004
for cash at $0.83
per share through a
private placement
offering, less
expenses of $12,500                      150,000   $  1,500   $  111,000                                              $   112,500

Common stock issued
on January 15, 2004
in lieu of cash for
services rendered at
$1.32 per share                           30,000   $    300   $   39,300                                              $    39,600

Common stock issued
on January 30, 2004
in lieu of cash for
services rendered at
$1.60 per share                           16,500   $    165   $   26,235                                              $    26,400

Common stock issued
from February 11, 2004
through March 24, 2004
for cash at $1.67 per
share through a private
placement offering, less
expenses of $51,000                      636,000   $  6,360   $1,002,640                                              $ 1,009,000



Exercise of 123,750
warrants on
February 23, 2004
for cash at $0.007
per share                                123,750   $  1,238   $     (413)                                             $       825

Common stock issued
on May 16, 2004 for
cash at $1.33 per share
through a private
placement offering,
less expenses of $98,150                 566,250   $  5,662   $  651,188                                              $   656,850

Common stock issued
on May 31, 2004 for
cash at $1.67 per
share through a private
placement offering                       210,000   $  2,100   $  347,900                                              $   350,000

Common Stock issued
on May 31, 2004 for
equity raising
commissions                                7,500   $     75   $      (75)                                             $        --

Exercise of 6,000
warrants on
June 3, 2004 on a
cashless basis                             3,600   $     36   $      (36)                                             $        --

Exercise of 6,000
warrants on
June 14, 2004 on a
cashless basis                             3,669   $     37   $      (37)                                             $        --

Elimination of
deferred compensation
related to 270,000
unvested employee
options upon
termination of
employment May 5, 2004                                                                    $  24,750                   $    24,750

Deferred compensation
expense for periods
prior to May 5, 2004                                                                      $   2,250                   $     2,250

Common stock issued
on June 29, 2004 in
lieu of cash for
services rendered
at $1.67 per share                         9,000   $     90   $   14,910                                              $    15,000

Common stock issued
on June 29, 2004 in
lieu of cash for
services rendered
at $2.67 per share                         2,250   $     23   $    5,977                                              $     6,000

Common stock issued
on July 7, 2004 in
lieu of cash for
services rendered
at $2.67 per share                         2,250   $     23   $    5,977                                              $     6,000

Common stock issued
on July 30, 2004 in
lieu of cash for
services rendered at
$1.67 per share                            9,000   $     90   $   14,910                                              $    15,000

Common stock issued
on July 30, 2004 in
lieu of cash for
services rendered at
$1.67 per share                            3,000   $     30   $    4,970                                              $     5,000

Common stock issued
on August 2, 2004 in
lieu of cash for
services rendered
at $4.27 per share                        75,000   $    750   $  319,250                                              $   320,000

Common stock issued
on August 12, 2004
in lieu of cash for
services rendered at
$4.58 per share                           15,000   $    150   $   68,600                                              $    68,750

Common Stock issued
on August 16, 2004
for equity raising
commissions                               75,000   $    750   $     (750)                                             $        --

Common stock issued
on August 17, 2004
for cash at $2.50
per share through a
private placement
offering, less
expenses of $320,189                   1,030,257   $ 10,303   $2,245,149                                              $ 2,255,453



Exercise of 37,500
warrants on
August 17, 2004
on a cashless basis                       32,433   $    324   $     (324)                                             $        --

Common stock issued
on August 17, 2004
in lieu of cash for
services rendered
at $5.03 per share                         4,500   $     45   $   22,605                                              $    22,650

Common stock issued
on August 17, 2004
in lieu of cash for
services rendered at
$5.03 per share                            7,500   $     75   $   37,675                                              $    37,750

Exercise of 15,000
stock options on
September 20, 2004
for cash at $.92
per share                                 15,000   $    150   $   13,600                                              $    13,750

Common stock issued
on September 27, 2004
in lieu of cash for
services rendered
at $4.05 per share                        30,000   $    300   $  121,200                                              $   121,500

Exercise of 15,000
stock options on
October 19, 2004
for cash at $.92
per share                                 15,000   $    150   $   13,600                                              $    13,750

Common stock issued
on December 1, 2004
in lieu of cash for
services rendered
at $4.70 per share                        50,000   $    500   $  234,500                                              $   235,000

5-year warrants to
purchase 79,000 shares
issued on
December 2, 2004 in
connection with short
term convertible notes,
valued at $4.68 per share
using the Black-Scholes
pricing model                                                 $  369,720                                              $   369,720

Common stock issued
on December 10, 2004
in lieu of cash for
services rendered
at $2.50 per share                         9,000   $     90   $   22,410                                              $    22,500

Common stock issued
from December 17, 2004
through December 31, 2004
for cash at $2.50 per
share through a private
placement offering                       370,092   $  3,701   $  921,529                                              $   925,230

Exercise of 22,500
warrants on
December 22, 2004
on a cashless basis                       19,845   $    198   $     (198)                                             $        --

Additional shares due
to rounding related
to 50% stock dividend                         50                                                                      $        --

Net loss                                                                                               $(6,222,975)   $(6,222,975)
---------------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 2004           12,759,751   $127,598   $9,169,540     $     --     $      --    $(7,849,291)   $ 1,447,847
                                    =============================================================================================

See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                Period from
                                                                                               June 25, 2002
                                                                Year Ended      Year Ended    (inception) to
                                                               December 31,    December 31,    December 31,
                                                                   2004            2003            2004
                                                               ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net Loss                                                 $ (6,222,975)   $ (1,473,109)   $ (7,849,291)
      Adjustments to reconcile net loss to net cash
      flows from operating activities:
          Depreciation                                               20,737           1,820          22,587
          Amortization of original issue discount                   184,860            --           184,860
          Common stock issued for services                          966,428         545,110       1,511,538
          Expense from stock based transaction                         --            20,222          20,222
          Loss on disposal of property and equipment                   --             1,805           1,805
          Warrants issued for services                               13,920            --            13,920
          Stock options issued below fair market value               27,000            --            27,000
          Impairment on property and equipment                      167,000            --           167,000
          Changes in operating assets and liabilities:
              Accounts receivables                                 (206,495)           --          (206,495)
              Inventories                                        (1,309,561)           --        (1,309,561)
              Prepaid consulting                                    217,672        (433,513)       (215,841)
              Prepaid expenses                                      (30,585)         11,379         (24,207)
              Other current assets                                  (49,752)         27,426         (22,326)
              Accounts payable                                      313,444         129,086         446,222
              Accrued expenses                                      258,470          83,593         343,023
                                                               ------------    ------------    ------------
                    Net Cash Flows from Operating Activities     (5,649,837)     (1,086,181)     (6,889,544)
                                                               ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
      Cash received from merger with Developed Technology
      Resource, Inc.                                                   --           393,478         393,478
      Proceeds from note receivable acquired in merger                 --           467,219         467,219
      Purchases of property and equipment                           (91,495)       (208,535)       (301,336)
      Patent acquisition costs                                      (40,689)        (47,464)        (99,807)
      Lease deposits                                                 (2,000)         (5,192)         (7,692)
                                                               ------------    ------------    ------------
                    Net Cash Flows from Investing Activities       (134,184)        599,506         451,862
                                                               ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from note payable                                       --           200,000         500,000
      Proceeds from short term convertible notes payable and
      warrants issued                                               474,000            --           474,000
      Issuance of common stock, net of expenses                   5,033,802         526,000       5,559,802
      Exercise of stock options                                      27,500          28,500          56,000
      Exercise of warrants                                              825           7,000           7,825
      Purchase of warrants                                             --            10,000          10,000
      Payments received on stock subscriptions receivable             3,375            --             3,375
                                                               ------------    ------------    ------------
                    Net Cash Flows from Financing Activities      5,539,502         771,500       6,611,002
                                                               ------------    ------------    ------------

          Net Change in Cash and Cash Equivalents                  (244,519)        284,825         173,320

CASH AND CASH EQUIVALENTS, Beginning of Period                      417,839         133,014            --
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, End of Period                       $    173,320    $    417,839    $    173,320
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                       GELSTAT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GelStat Corporation and Subsidiary (the Company) is a development stage company, which develops and markets over-the-counter consumer health care products. Presently, the Company expects to introduce four new consumer health care products to the retail market throughout the United States. While the Company expects to continue developing both new product lines and line extensions for the four initial products, the four initial products presently expected to be introduced are those whose development is essentially complete. In the case of the Company's first product, GelStat Migraine, the product is already available nationwide through approximately 16,000 retail locations. GelStat Migraine is intended to provide acute relief from the pain and associated symptoms of migraine and migraine-like headaches.

Principles of Consolidation

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with GelStat Corp. as the acquirer. The historical financial statements of GelStat Corp. become the historical financial statements of DTR, and the assets and liabilities of DTR are accounted for as required under the purchase method of accounting. Results of operations of DTR are included in the financial statements from April 30, 2003, the effective date of the merger. On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.) All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into .4360083 shares of DTR as adjusted for the stock dividend declared on July 19, 2004 (Note
3).

Effective July 14, 2003, DTR changed its name to GelStat Corporation. Effective March 17, 2004, GS Corp. was merged into its parent, GelStat Corporation.

In 2004, the Company formed a wholly-owned subsidiary, GS Pharma, Inc., to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. During the remainder of 2004, this subsidiary evaluated potential business opportunities, but had no financial activity or licensing agreements in place (Note 13).

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

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon a review of the credit risk factors, payment history and other information for each customer. Credit risk on accounts receivable is minimized as a result of the composition of the Company's customer base, which is mainly comprised of large, established retail store chains and wholesalers. Receivables are written off only after all collection attempts have failed and are based on payment history, credit evaluation and specific circumstances of the customer. Although payment terms vary by account, receivables are generally received within 45 days and are considered past due after 60 days. For the year ended December 31, 2004, there were no receivables written off, and no allowance was made for uncollectible accounts at December 31, 2004. Accounts receivable over 90 days were $16,335 at December 31, 2004. The Company had no accounts receivable at December 31, 2003.

Inventories

At December 31, 2004, inventories were valued at $1,309,561 and consisted of raw materials of $144,041, work in process of $34,197 and finished goods of $1,131,323. Inventories are valued at the lower of cost (using the first-in, first-out (FIFO) method) or market. At December 31, 2003, the Company had no inventory.

Intangible Assets

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of December 31, 2004, the Company has applied for several patents and none have been issued.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $2,333,165, $200,384, and $2,534,825 for the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred.

Prepaid Consulting

Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to research and development, equity financing, marketing and investor relations. These costs are being expensed over the terms of the contracts, which expire through December 2005, using the straight-line method. If the contract is terminated early, the unamortized prepaid consulting will be expensed immediately.

Depreciation

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs and minor renewals are expensed when incurred.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, the Company recorded an impairment of tooling (property and equipment) of $167,000, $0, and $167,000 respectively. An impairment was recorded on production equipment due to the Company's redesign and location of their production process, therefore, the entire carrying amount of the equipment was recorded as an impairment loss.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                                                                              Period from
                                                                                             June 25, 2002
                                                 Year Ended             Year Ended           (inception) to
                                              December 31, 2004      December 31, 2003      December 31, 2004
                                              -----------------      -----------------      -----------------

      Net loss                                  $ (6,222,975)          $ (1,473,109)          $ (7,849,291)
      Pro forma net loss                          (7,002,867)            (1,550,609)            (8,706,683)

      Basic and diluted net loss per share:
         As reported                            $      (0.56)          $      (0.22)          $      (0.98)
         Pro forma net loss                            (0.63)                 (0.23)                 (1.09)

      Stock-based compensation:
         As reported                            $     27,000                     --           $     27,000
         Pro forma                                   779,892                 77,500                857,392

The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the year ended December 31, 2004: dividend yield of 0%, expected volatility of 148%, risk-free interest rate of 3.51% and expected lives of five years; and for options granted during the year ended December 31, 2003: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.85% and expected lives of five years.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004 were anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN

46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2006 quarter. The Company estimates expense for the year ending December 31, 2006 to be $1,344,000 based on the value of the options outstanding as of December 31, 2004 that will vest during 2006. This estimate does not include any expense for options that may be granted and vesting during 2005 and 2006.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid consulting, accounts payable, accrued expenses and short term convertible notes payable approximate fair value because of the short maturity of these instruments. The fair value of notes payable approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

The Company had gross revenues of $598,882, excluding required revenue recognition adjustments of $354,032, for the year ended December 31, 2004. The Company had no revenues for the year ended December 31, 2003.

The Company recognizes Pay-on-Scan sales as revenues at the earlier of when 1) we are notified of the customer's sales through periodic sales reports, 2) receive payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. For the year ended December 31, 2004, the Company accrued $17,831, which is equivalent to 3.0% of sales, for damaged products and product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. For the year ended December 31, 2004, the Company accrued $77,007, for trade promotion as a reduction from gross revenues.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. For the year ended December 31, 2004, the Company accrued $130,483 for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues.

The Company accrues liabilities for broker sales expenses as sales and marketing expenses. The broker sales expense is typically a fixed percentage of the net sales revenues for a customer and the broker sales expenses liability is maintained until the customer pays the outstanding account receivable. For the year ended December 31, 2004, the Company accrued $62,260 for broker sales as a reduction from gross revenues.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling revenues should be included in revenues and shipping and handling costs in cost of goods sold. The Company does not charge any shipping and handling revenues to its customers and the shipping and handling costs are included in cost of goods sold.

Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

NOTE 2 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company that has incurred net losses since inception totaling $7,849,291. To fund its operations to date during the development stage, the Company has issued common stock for cash (Note 9). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it ultimately generating revenues through sales of its product, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market, however, there can be no assurance that the sources will be available or available on terms favorable to the Company.

Through April 13, 2005, the Company raised equity net proceeds of $1.1 million in connection with a private placement offering. In addition, the Company anticipates it will raise at least an additional $0.9 million in the final closing of the offering. Management believes it will have sufficient capital for at least the next 12 months.

During the year ended December 31, 2004, the Company issued 2,962,599 shares of common stock with gross proceeds of $5,790,873 and expenses of $481,840 in connection with several private placement equity offerings. The Company also issued 82,500 shares of common stock and 265,813 five-year warrants at exercise prices ranging from $0.67 to $2.50 as commission in connection with the private placement equity offerings.

Management believes the Company will accelerate active selling and marketing operations during the year ending December 31, 2005 and will emerge from the development stage. However, the selling expense and marketing operations may be revised to adjust for the level of capital that the Company is able to raise.

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

Immediately after the merger, the former GelStat Corp. stockholders, option holders and warrant holders together owned a total of approximately 60% of DTR common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase DTR common stock), and the pre-merger DTR stockholders owned a total of approximately 40% of DTR common stock on a fully-diluted basis. The merger involved the issuance of 3,238,065 shares of DTR common stock valued at $1,442,506 and no cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, GelStat Corp. board members controlled the board of directors post merger and the management of GelStat Corp. became the controlling management team of the Company.

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

GelStat Corp. changed its name to GS Corp. on June 4, 2003 and DTR changed its name to GelStat Corporation on July 14, 2003. On March 17, 2004, GS Corp. was merged into the parent company, GelStat Corporation. From June 25, 2002 (inception) until the acquisition of GelStat Corp., GS Corp. had no operating business activities.

The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

      Cash                                                    $    393,478
      Other current assets                                         115,064
      Notes receivable                                             967,219
      Property and equipment                                           764

      Other assets                                                  25,000
                                                              ------------
         Total assets acquired                                   1,501,525
                                                              ------------
      Current liabilities                                           34,019
      Deferred gain                                                 25,000
                                                              ------------
         Total liabilities assumed                                  59,019
                                                              ------------
           Total                                              $  1,442,506
                                                              ============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                          2004            2003
                                                  ------------    ------------
Furniture and equipment                           $     36,975    $     10,240
Production equipment                                    46,101         167,000
Computer equipment and software                         55,324          36,665
Leasehold improvements                                   1,640           1,640
                                                  ------------    ------------
Total                                                  140,040         215,545
Less: accumulated depreciation and amortization        (29,332)         (8,595)
                                                  ------------    ------------
Total property and equipment, net                 $    110,708    $    206,950
                                                  ============    ============

Depreciation expense and amortization of computer software for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) to December 31, 2004 was $20,737, $1,820, and $22,587, respectively.

NOTE 5 - NOTE RECEIVABLE

In January 2001, DTR sold its 10% ownership in Phygen, Inc. consisting of 96,818 shares of Phygen, Inc. common stock to Phygen, Inc's president and principal shareholder for $314,658. DTR received $85,000 in cash plus a $229,658 note for the remainder of the balance. In December 2002, DTR discounted the note by $129,658 in exchange for receiving an early cash payment of $75,000 and a revised note for $25,000 bearing interest at 6% per annum and due on December 27, 2005. This note is secured by 70,664 shares in Phygen, Inc. Due to collectibility concerns, the Company deferred the remaining $25,000 gain and recognition of interest income until the receipt of cash. During the year ended December 31, 2004, the Company reversed the deferred gain and the note receivable of $25,000 as it was deemed the note receivable was not collectible.

NOTE 6 - SHORT TERM CONVERTIBLE NOTES PAYABLE

On December 2, 2004, the Company issued unsecured convertible promissory notes related to a private placement of short term debt. The notes were issued to six individual parties in principal amounts ranging from $60,000 to $120,000 for a total of $474,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) within three (3) business days of that date on which the Company closed on net proceeds of at least $2,000,000 obtained through any other offering of its Securities, including any debt, common stock or preferred stock; or, (ii) February 2, 2005. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the promissory note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurs. In lieu of interest, the Company issued to the note holders 79,000 five-year warrants to purchase common stock at an exercise price of $3.00. The warrants were valued using the Black-Scholes pricing model. The warrants were valued using the following factors: dividend yield of 0%, expected volatility of 158%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants will be amortized over the life of the notes using the straight-line method, which approximates the interest method. At December 31, 2004 the notes payable were valued at $289,140, net of original issue discount of $184,860. One of the notes was issued to a Director of the Company in a principal amount of $102,000 (Note 11). The Company subsequently repaid a principal amount of $24,000 and the note holders agreed to extend the repayment date for the remaining $450,000 until June 2, 2005 (Note
13).

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

                                                  2004         2003
                                               ----------   ----------
      Accrued payroll and payroll taxes        $   81,681   $   13,108
      Accrued and deferred rent                     4,563       19,131
      Accrued professional fees                        --       21,333
      Accrued consulting fees                          --       25,000
      Accrued trade promotions expense             77,007           --
      Accrued coupon programs                      47,420           --
      Accrued co-op advertising expense            61,203           --
      Accrued merchandising programs expense       62,260           --
      Other accrued revenue reductions             39,691           --
      Other accrued expense                         3,217       40,000
                                               ----------   ----------
      Total accrued expenses                   $  377,042   $  118,572
                                               ==========   ==========

NOTE 8 - INCOME TAXES

The Company has generated federal and state net operating losses of approximately $4,900,000 and $2,700,000 respectively which, if not used, will begin to expire in 2023. As a result of the merger which occurred in 2003, the Company believes it experienced a change of ownership as defined under the net operating loss limitation rules. The table below represents a preliminary calculated amount of net operating loss carryforwards. The Company's estimate at December 31, 2004 of the net operating loss carryforward is significantly lower than previously reported because the Company had not previously calculated an estimate since it experienced a change in control. The new estimate did not result in any change to the Company's financial statements as a full valuation allowance was provided for against the net deferred tax assets at December 31, 2004 and 2003. Future changes in the ownership of the Company or change of business may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was approximately $2,295,000, $607,000 and $2,902,000 for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) to December 31, 2004, respectively.

Components of net deferred income taxes are as follows at December 31:

                                                  2004            2003
                                              ------------    ------------
      Deferred income tax assets:
           Net operating loss carryforwards   $  1,787,000    $     58,000
           Capitalized start-up costs            1,025,000         556,000
           Accrued liabilities                     113,000              --
                                              ------------    ------------
                                                 2,925,000         614,000
      Less valuation allowance                  (2,902,000)       (607,000)
                                              ------------    ------------
                                                    23,000           7,000
      Deferred income tax liabilities
           Depreciation                            (23,000)         (7,000)
                                              ------------    ------------
      Net deferred income tax assets          $         --    $         --
                                              ============    ============

Reconciliation between the federal statutory rate and the effective tax rate for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) to December 31, 2004 is as follows:

                                                                                  Period from
                                                                                 June 25, 2002
                                                                                (inception) to
                                                December 31,     December 31,     December 31,
                                                    2004             2003             2004
                                                ------------     ------------     ------------
      Federal statutory tax rate                      (34.0)%          (34.0)%          (34.0)%
      State taxes, net of federal benefit              (4.5)            (4.5)            (4.5)
      Change in valuation allowance                    35.7            125.6             51.0
      Net operating losses acquired in merger           0.0            (87.1)           (15.4)
      Other                                             2.8                0              2.9
                                                ------------     ------------     ------------
           Effective tax rate                           0.0%             0.0%             0.0%
                                                ============     ============     ============

NOTE 9 - STOCKHOLDERS' EQUITY

On July 19, 2004, the Company's Board of Directors approved a three for two stock split, payable on or about August 31, 2004 to shareholders of record on August 17, 2004 (the "record date"). All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.)

On June 25, 2002, the Company issued 4,414,590 shares of common stock to its founders in exchange for stock subscriptions receivables totaling $3,375. The Company subsequently collected the entire balance of the stock subscriptions receivable prior to the filing date and therefore the balance is classified as a current asset.

During the year ended December 31, 2003, the Company issued 825,000 shares of common stock with gross proceeds of $550,000 and expenses of $24,000 in connection with a private placement offering. The Company also issued 146,250 five year warrants at exercise prices ranging from $.01 to $0.67 per share as commission in connection with the private placement offering.

During the year ended December 31, 2003, the Company issued 588,150 shares of common stock at prices ranging from $0.77 to $1.24 per share for services rendered or to be rendered valued at $545,110 based on the fair market value of services to be provided or the stock price at the date of issuance whichever is more determinable.

In January 2004, the Company issued 150,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. The Company issued 22,500 five-year warrants at an exercise price of $0.83 per share as commission for financing.

In February 2004, the Company issued 636,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The Company issued 45,900 five-year warrants at an exercise price of $1.67 per share as commission for financing.

In May 2004, the Company issued 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company issued 56,625 five-year warrants at an exercise price of $1.33 per share and 7,500 shares of common stock as commission for the financing.

In August 2004, the Company issued 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,189 in connection with a private placement offering. The Company issued 103,288 five-year warrants at an exercise price of $2.50 per share, 37,500 five-year warrants at an exercise price of $0.67, and 75,000 shares of common stock as commission for the financing.

In December 2004, the Company issued 370,092 shares of common stock with gross proceeds of $925,230 in connection with a private placement offering; there was no commission expense or warrant issuance associated with this financing.

During the year ended December 31, 2004, the Company issued 300,500 shares of common stock at prices ranging from $1.16 to $5.03 per share for services rendered or to be rendered valued at $966,428 based on the fair market value of services to be provided or the stock price at the date of issuance, whichever is more determinable.

During the year ended December 31, 2004, 30,000 vested incentive stock options were exercised by an employee at an exercise price of $0.92 per share resulting in the issuance of 30,000 shares of common stock.

During the year ended December 31, 2004, the Company issued 18,000 three-year warrants with an exercise price of $1.20 for services to be rendered. These warrants were valued at $13,920 using the Black Scholes pricing model and are being expensed over the term of the contract.

During the year ended December 31, 2004, 72,000 five year warrants having an exercise prices ranging from $0.67 to $1.33 were exercised with a weighted average exercise price of $0.20 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 59,547 shares of common stock.

During the year ended December 31, 2004, 123,750 warrants were exercised at an exercise price of $0.007 per share with proceeds of $825 and resulting in the issuance of 123,750 shares of common stock.

During the year ended December 31, 2004, , the Company issued 270,000 options to an employee below fair market value. In accordance with APB No. 25, the Company recorded and expense of $27,000 during the year ended December 31, 2004.

During the year ended December 31, 2004 110,092 shares of common stock for stock subscriptions receivable of $275,230. Subsequent to year end, the Company collected the entire balance of the stock subscriptions receivable and therefore the balance is classified as a current asset.

Stock Option Plan

The Company had a stock option plan (1997 Plan) in which the Company reserved 100,000 shares of common stock for issuance to outside directors as compensation for their services as board members. During 2003, the Company terminated the 1997 Plan.

During 2003, the Company adopted the 2003 Incentive Plan (the Plan), pursuant to which stock options to acquire an aggregate of 3,600,000 shares of the Company's common stock may be granted to employees, directors and consultants. In general, options vest over a period of up to three years and expire five years from the date of grant.

Information regarding the Company's stock options is summarized below:

                                                                         Weighted -
                                                         Number of        Average
                                                          Options     Exercise Price
                                                       ------------    ------------
      Options outstanding - December 31, 2002
                Granted                                   1,001,250    $       0.92
                Granted in Merger of DTR                    105,000            0.27
                Exercised                                  (105,000)           0.27
                Canceled or expired                        (360,000)           0.92
                                                       ------------    ------------
      Options outstanding - December 31, 2003               641,250            0.92
                Granted                                   1,298,500            2.92
                Exercised                                   (30,000)           0.92
                Canceled or expired                        (270,000)           1.20
                                                       ------------    ------------
      Options outstanding - December 31, 2004             1,639,750    $       2.46
                                                       ============    ============
      Options exercisable - December 31, 2003                11,250    $       1.20
                                                                       ============

      Options exercisable - December 31, 2004               233,750    $       1.19
                                                                       ============

      Weighted average fair value of options granted
      during the year ended December 31, 2004                          $       3.20
                                                                       ============

      Weighted average fair value of options granted
      during the year ended December 31, 2003                          $       0.65
                                                                       ============

Options outstanding at December 31, 2004 are as follows:

                                               Outstanding
                             ------------------------------------------------
                                                     Weighted Average                       Exercisable
                                              -------------------------------     --------------------------------
                                                                Remaining                            Weighted
                                                               Contractual                           Average
Range of exercise prices       Options        Exercise Price    Life Years         Options        Exercise Price
--------------------------   -------------    -------------------------------     -----------    -----------------
      $0.92 to 1.20               611,250           $   0.92       3.53              206,250          $      0.93
     $2.67 to $3.37               982,500               3.29       4.49               22,500          $      2.67
          $5.25                    46,000               5.25       4.67                5,000          $      5.25
--------------------------   -------------    -------------------------------     -----------    -----------------
      $0.92 to 5.25             1,639,750           $   2.46       4.14              233,750          $      1.19
==========================   =============    ===============================     ===========    =================

Stock Warrants

The Company has also issued warrants in connection with equity offerings, for cash received (Note 11), for services rendered, and with short term notes payable, as summarized below:

                                                                   Weighted
                                                   Number of       Average
                                                    Options     Exercise Price
                                                 ------------    ------------

      Warrants outstanding - December 31, 2002
                Granted                               800,265    $       0.13
                Granted in Merger of DTR               30,000            0.23
                Exercised                             (30,000)           0.23
                Canceled or expired                        --
                                                 ------------    ------------
      Warrants outstanding - December 31, 2003        800,265            0.13
                Granted                               362,813            1.96
                Exercised                            (195,750)           0.33
                Canceled or expired                        --
                                                 ------------    ------------
      Warrants outstanding - December 31, 2004        967,328    $       0.80
                                                 ============    ============

The weighted-average grant-date fair value of warrants granted during the year ended December 31, 2004 and 2003 was $3.96 and $0, respectively. There were 18,000 warrants issued for services, 79,000 warrants issued with short term notes payable, and 265,813 warrants issued in connection with equity financing during the year ended December 31, 2004.

Warrants outstanding at December 31, 2004 are as follows:

                                           Outstanding and Exercisable
                                     ----------------------------------------
                                                         Weighted Average
                                                    -------------------------
                                                                    Remaining
                                                     Exercise   Contractual Life
     Range of exercise prices          Warrants       Price           Years
----------------------------------   ------------   ----------     ----------
              $0.15                       654,015   $     0.15           3.03
          $0.83 to $1.20                   40,500   $     1.00           3.13
          $1.33 to $1.67                   90,525   $     1.50           4.26
          $2.50 to $3.00                  182,288   $     2.72           4.79
----------------------------------   ------------   ----------     ----------
          $0.15 to $3.00                  967,328   $     0.80           3.48
==================================   ============   ==========     ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

GelStat leases an executive office in Bloomington, Minnesota requiring base monthly rent of $4,235 through August 2005. The Company also leases a laboratory in St. Paul, Minnesota requiring base monthly rent of $2,201 through August 2006, and leases a retail broker support office in Schofield, Wisconsin on a month to month basis.

Rent expense was $65,102, $15,219 and $82,116 for the years ended December 31, 2004 and 2003, and for the period from June 25, 2002 (inception) to December 31, 2004, respectively.

Future minimum lease payments are as follows for the years ending December 31:

      2005                   $     58,798
      2006                         17,610
                             ------------
      Total                  $     76,408
                             ============

Employment Agreements

The Company has an employment agreement with one of its employees, which expires in July 2006. The agreement requires minimum annual compensation of $72,000 and 90 days of severance if terminated without good cause.

The Company has an employment agreement with an officer of the Company, which expires in July 2007. The agreement requires minimum annual compensation of $150,000 and severance of two years if terminated without good cause. In connection with the employment agreement, the Company issued 270,000 five-year stock options with an exercise price of $3.37 per share. In the event of termination without cause, the stock options which are not exercisable at the time of termination will vest immediately.

The Company has an employment agreement with another officer of the Company, which expires in July 2007. In connection with the employment agreement the Company issued 600,000 five-year stock options with an exercise of $3.37 per share. The agreement requires minimum annual compensation of $150,000 beginning January 1, 2005 and required minimum annual compensation of $24,000 prior to that time. The agreement also provides that the officer may resign from, or be terminated by, the Company at the first year anniversary of the agreement, whereupon no severance would be paid but the executive would retain 60,000 of said options along with the right to exercise this number of options for one calendar year. In such case where the officer resigns, or is terminated by the Company at the one year anniversary, the remaining 540,000 options would cease to exist as issued options, having reverted back to the Company.

Major Customers

During the year ended December 31, 2004, the Company had one customer accounting for 50% of total revenues. At December 31, 2004, the same customer accounted for 59% of the total accounts receivable balance. The Company did not have any major customers in 2003 since the Company had no revenues or accounts receivable.

Legal Proceedings

On July 30, 2004, the Company and Stephen Roberts, our chairman and chief executive, were served with a Summons and Complaint from a former director of the Company, alleging the former director is owed options to purchase Company stock and cash fees in connection with his service as a director. The former director asserts a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. The Company believes the claims are without merit and intends to defend vigorously against the action and has not accrued a liability at December 31, 2004.

On September 13, 2004, the Company was served with a Summons and Complaint from a former employee of the Company, alleging that he is owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. The former employee's claim is for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. The Company believes the claims are without merit and intends to defend vigorously against the action and has not accrued a liability at December 31, 2004.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company entered into a contract with Mitchell Health Technologies (MHT) in which the Company paid MHT for the use of office space, personnel, equipment and other facilities at the principal offices of MHT in Schofield, Wisconsin, provided that the usage fee shall not exceed the Company's proportionate share of the actual cost paid by MHT. In association with this agreement, the offices in Schofield, Wisconsin were designated as a branch office of the Company. During the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, the Company paid $0, $600 and $12,967, respectively to MHT in accordance with the contract. Two officers and directors of the Company are shareholders or employees of MHT. This contract was terminated during 2003.

The Company entered into an agreement with MHT in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the years ended December 31, 2004 and 2003, and the period from June 25, 2002 (inception) to December 31, 2004, the Company paid $40,000, $60,000 and $125,000, respectively to MHT in accordance with this agreement. At December 2004 and 2003, the Company had accrued expenses due to MHT of $0 and $25,000, respectively. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated.

During the year ended December 31, 2003, the Company purchased supplies and research in process from Medicine Tree, Inc., which is owned by an officer and director of the Company, in exchange for a $10,000 demand note. Medicine Tree, Inc. demanded payment on the note in March 2003 and was paid in May 2003. In May 2003, that same officer and director of the Company purchased 654,015 five-year warrants exercisable at $0.15 per share for total consideration of $10,000 (Note
9).

During the year ended December 31, 2003, the Company was involved in a legal proceeding which was subsequently released by all parties involved. Due to the release, the Company agreed to pay certain officers of the Company $40,000 as compensation for lost settlement awards. This amount was included in accrued expenses at December 31, 2003 and paid during the year ended December 31, 2004.

On December 2, 2004, the Company issued a promissory note to a Director of the Company related to a private placement of short term debt in a principal amount of $102,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) within three (3) business days of that date on which the Company closed on net proceeds of at least $2,000,000 obtained through any other offering of its Securities, including any debt, common stock or preferred stock; or, (ii) February 2, 2005. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the promissory note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurs. In lieu of interest, the Company issued to the Director 17,000 five-year warrants to purchase common stock at an exercise price of $3.00. The repayment date for $72,000 of the note has been subsequently extended to June 2, 2005 (Note 13).

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                Period from
                                                                                               June 25, 2002
                                                         Year Ended          Year Ended        (inception) to
                                                     December 31, 2004    December 31, 2003   December 31, 2004
                                                        ------------        ------------        ------------
      Supplemental cash flow disclosures:
            Cash paid for interest                      $        106        $         72        $        178
            Cash paid for income taxes                            --               2,587               2,587

      Noncash investing and financing activities:
         Issuance of common stock in exchange for
         assets and liabilities in connection with
         merger
            Other current assets                        $         --        $    115,064        $    115,064
            Notes receivable                                      --             967,219             967,219
            Property and equipment                                --                 764                 764
            Other assets                                          --              25,000              25,000
            Current liabilities                                   --              34,019              34,019
            Deferred gain                                         --              25,000              25,000

         Common stock issued in lieu of cash for
         accrued expenses                               $     20,222        $         --        $     20,222
         Issuance of common stock in exchange for
         subscriptions receivable                       $    275,230        $         --        $    275,230

NOTE 13 - SUBSEQUENT EVENTS

Effective January 1, 2005, GS Pharma, Inc. a wholly-owned subsidiary of GelStat Corporation entered into a license agreement with DTLL, Inc., a Minnesota Corporation, in exchange for 12,500,000 shares of DTLL common stock. At the closing of that transaction, GelStat Corporation holds approximately 94% of the DTLL outstanding common stock. The following unaudited pro forma combined financial statements for GelStat Corporation and DTLL, Inc. gives effect to the license agreement as if it occurred on January 1, 2003. The unaudited pro forma information does not purport to represent what the Company's results of operations would have been if in fact the agreement would have occurred at such date or to project the Company's future operations.

                      GELSTAT CORPORATION AND SUBSIDIARIES
                   UNAUDITED PRO FORMA COMBINED BALANCE SHEETS
                                DECEMBER 31, 2004

                                                                       GelStat Corporation     DTLL, Inc.
                                                                            Historical         Historical        Pro Forma
                                                                         December 31, 2004  December 31, 2004     Combined
                                                                           ------------       ------------      ------------

                                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $    173,320       $    499,505      $    672,825
     Accounts receivable, net                                                   206,495                600           207,095
     Inventories, net                                                         1,309,561                 --         1,309,561
     Prepaid expenses                                                           317,438                 --           317,438
     Subscriptions receivable                                                   275,230                 --           275,230
     Other current assets                                                        60,000                 --            60,000
                                                                           ------------       ------------      ------------
        Total Current Assets                                                  2,342,044            500,105         2,842,149
                                                                           ------------       ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                     110,708                 --           110,708
                                                                           ------------       ------------      ------------

OTHER ASSETS
     Patents                                                                     99,807                 --            99,807
     Lease deposits                                                               7,692                 --             7,692
                                                                           ------------       ------------      ------------
        Total Other Assets                                                      107,499                 --           107,499
                                                                           ------------       ------------      ------------

          TOTAL ASSETS                                                     $  2,560,251       $    500,105      $  3,060,356
                                                                           ============       ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short term convertible notes payable,
     net of original issue discount                                        $    289,140       $         --      $    289,140
     Accounts payable                                                           446,222                222           446,444
     Accrued expenses                                                           377,042             63,504           440,546
                                                                           ------------       ------------      ------------
        Total Current Liabilities                                             1,112,404             63,726         1,176,130
                                                                           ------------       ------------      ------------

LONG-TERM LIABILITIES
     Long-term debt, net of current
     portion                                                                         --                 --                --
                                                                           ------------       ------------      ------------
        Total Liabilities                                                     1,112,404             63,726         1,176,130
                                                                           ------------       ------------      ------------

MINORITY INTEREST                                                                    --             26,183            26,183
                                                                           ------------       ------------      ------------

STOCKHOLDERS' EQUITY
     Common Stock                                                               127,598              8,245           135,843
     Additional paid in capital                                               9,169,540            401,951         9,571,491
     Deficit accumulated during
     development                                                             (7,849,291)                --        (7,849,291)
                                                                           ------------       ------------      ------------
        Total Stockholders' Equity                                            1,447,847            410,196         1,858,043
                                                                           ------------       ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                               $  2,560,251       $    500,105      $  3,060,356
                                                                           ============       ============      ============

                      GELSTAT CORPORATION AND SUBSIDIARIES
              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                            GelStat Corporation     DTLL, Inc.
                                                Historical          Historical
                                                year ended          year ended           Pro Forma
                                             December 31, 2004   December 31, 2004        Combined
                                                ------------        ------------        ------------
SALES, NET                                      $    244,850        $         --        $    244,850

COST OF GOODS SOLD                                   564,975                  --             564,975
                                                ------------        ------------        ------------
     Gross Profit (Loss)                            (320,125)                 --            (320,125)

OPERATING EXPENSES
     Selling, General and Administrative           5,384,516             692,975           6,077,491
     Impairment on property and equipment            167,000                                 167,000
     Research and Development                        166,905                                 166,905
                                                ------------        ------------        ------------
    Total operating expenses                       5,718,421             692,975           6,411,396
                                                ------------        ------------        ------------
     Loss from Operations                         (6,038,546)           (692,975)         (6,731,521)
                                                ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income (expense)                           557              16,170              16,727
     Other income (expense)                         (184,986)            (17,019)           (202,005)
                                                ------------        ------------        ------------
      Net Other Income (Expense)                    (184,429)               (849)           (185,278)
                                                ------------        ------------        ------------

      Loss Before Income Taxes                    (6,222,975)           (693,824)         (6,916,799)

PROVISION FOR INCOME TAXES                                --                  --                  --
                                                ------------        ------------        ------------

NET LOSS                                        $ (6,222,975)       $   (693,824)       $ (6,916,799)
                                                ============        ============        ============

NET LOSS PER COMMON SHARE
    Basic and Diluted                           $      (0.56)                N/A        $      (0.62)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
    Basic and Diluted                             11,072,006                 N/A          11,072,006


                      GELSTAT CORPORATION AND SUBSIDIARIES
              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                            GelStat Corporation     DTLL, Inc.
                                                Historical          Historical
                                                year ended          year ended          Pro Forma
                                             December 31, 2003   December 31, 2003       Combined
                                               ------------        ------------        ------------
SALES, NET                                     $         --        $  1,227,089        $  1,227,089
COST OF GOODS SOLD                                       --             919,048             919,048
                                               ------------        ------------        ------------
     Gross Profit                                        --             308,041             308,041

OPERATING EXPENSES
     Selling, General and Administrative          1,322,346             851,617           2,173,963
     Research and Development                       155,014                  --             155,014
                                               ------------        ------------        ------------
    Total operating expenses                      1,477,360             851,617           2,328,977
                                               ------------        ------------        ------------
     Loss from Operations                        (1,477,360)           (543,576)         (2,020,936)
                                               ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income (expense)                          (72)             (2,563)             (2,635)
     Other income (expense)                           4,323               4,693               9,016
                                               ------------        ------------        ------------
      Net Other Income (Expense)                      4,251               2,130               6,381
                                               ------------        ------------        ------------
      Loss Before Income Taxes                   (1,473,109)           (541,446)         (2,014,555)

PROVISION FOR INCOME TAXES                               --             (34,771)            (34,771)
                                               ------------        ------------        ------------

NET LOSS                                       $ (1,473,109)       $   (506,675)       $ (1,979,784)
                                               ============        ============        ============

NET LOSS PER COMMON SHARE
    Basic and Diluted                          $      (0.22)                N/A        $      (0.29)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
    Basic and Diluted                             6,778,948                 N/A           6,778,948

Effective February 2, 2004, the Company extended the payment date on the promissory notes issued related to a private placement of short term debt in December 2004. The notes were issued to six individual parties in principal amounts ranging from $60,000 to $120,000 for a total of $474,000. The Company subsequently repaid a principal amount of $24,000 and the note holders agreed to extend the repayment date for the remaining $450,000 until June 2, 2005. In lieu of interest for the extension period, the Company issued to the note holders 75,000 five-year warrants to purchase common stock at an exercise price of $1.00. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurs. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the promissory note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. Any principal amount not so converted will be repaid within three
(3) business days of such closing.

Through April 13, 2005, 938,072 shares were issued for cash at $1.40 per share through a private placement offering, for gross proceeds of $1,313,301. The shares were offered and sold solely to "accredited investors," as defined in Regulation D under the Securities Act of 1933. The Company believes that the issuance of the securities is a transaction exempt from registration under the Securities Act of 1933 based on Section 4(2) of said Act and Regulation D, Rule 506.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 12, 2002, DTR engaged Gallogly, Fernandez and Riley, LLP ("GFR"), with offices in Orlando, Florida, to audit the Company's consolidated financial statements for 2002. At no time prior to August 12, 2002, had DTR consulted with GFR regarding the application of accounting principles to a specific or contemplated transaction, regarding the type of audit opinion that might be rendered on the registrant's financial statements, or regarding any other matter.

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

Concurrently, on January 6, 2004, the Audit Committee of the Board of Directors and the Board of Directors approved the appointment of Virchow, Krause & Company, LLP ("Virchow Krause") as the Company's independent accountant and auditor, said action to be effective January 5, 2004. Virchow Krause has audited the Company's financial statements included in this Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 and the Company intends to have Virchow Krause continue to serve as independent accounting and audit firm thereafter. The Company did not consult with Virchow Krause on any matters related to accounting principles or practice, financial statement disclosures or audit procedures during the fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through January 6, 2004 prior to selecting and appointing Virchow Krause as auditor.

ITEM 8A. CONTROLS AND PROCEDURES

During the course of their audit of our consolidated financial statements for 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On April 14, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to (A) the lack of accounting personnel with the experience to properly prepare and report financial results, and (B) the lack of a formal journal entry approval process and other financial oversight.

Subsequently, the Audit Committee developed a corrective action plan consisting of (A) reorganization of the accounting department in order to provide the Company with personnel possessing the necessary experience to more timely and properly prepare and report the Company's financial results, and (B) developing and instituting new policies including a formal journal entry approval process and other financial oversight.

We have discussed our corrective actions and future plans with our Audit Committee and Virchow Krause and, as of the date of this Annual Report on Form 10-KSB, we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses noted above did not, however, impact the quality of the financial information provided on a quarterly or annual basis.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS and EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning our directors, officers, and significant employees, see the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

MEETINGS OF THE BOARD AND COMMITTEES

The Board of Directors held six formal meetings during 2004, including two meetings of the audit and finance committee and one meeting of the compensation committee. The Board of Directors also adopted certain resolutions by written minutes of action. All directors attended all of the meetings with the exception of one general board meeting at which Dr. Leo Furcht was not in attendance.

The Board of Directors has two standing committees; an audit and finance committee and a compensation committee.

The audit and finance committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. The audit committee held two meetings during 2004, which were attended by all committee members. Stephen Roberts and Russell Mitchell were members of the audit and finance committee at January 1, 2004. Richard Ringold was appointed on May 3, 2004. Russell Mitchell ceased being a member on August 12, 2004 at the expiration of his of his term as a board member and Stephen Roberts resigned as a member of the committee on August 12, 2004, at which time Donald Miller was appointed to the committee and elected as its chairman. The Company believes that Mr. Miller is a qualified financial expert. On September 29, 2004 K. James Ehlen, M.D., was added as a member of the audit and finance committee. On January 25, 2005 Mr. Ringold resigned from the audit and finance committee and Leo Furcht, M.D., was added. As of April 14, 2005, the Company's audit and finance committee is comprised of its three outside board members, Mr. Miller (chair), Dr. Ehlen and Dr. Furcht, who are "independent" as defined in the rules of the Nasdaq Stock Market.

The compensation committee is responsible for making recommendations to the Board of Directors regarding the salaries and compensation of the Company's executive officers. The compensation committee held one meeting during fiscal 2004 and all committee members attended. Stephen Roberts and Russell Mitchell were members of the compensation committee at January 1, 2004. Richard Ringold was appointed on May 3, 2004. Russell Mitchell ceased being a member on August 12, 2004 at the expiration of his of his term as a board member and Stephen Roberts resigned as a member of the committee on August 12, 2004, at which time Donald Miller was appointed to the committee and elected as its chairman. On September 29, 2004 K. James Ehlen, M.D., was added as a member of the compensation committee. As of April 14, 2005, the Company's compensation committee is comprised of Mr. Miller (chair), Dr. Ehlen and Mr. Ringold. Mr. Miller and Dr. Ehlen are "independent" as defined in the rules of the Nasdaq Stock Market.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 % of the registered class of the Company's equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC. Officers, directors and greater than 10 % shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

Based upon the Company's review of the copies of such forms, and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2004, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them with respect to transactions during 2004.

During the fiscal year ending December 31, 2004, Stephen Roberts failed to timely file one Form 5 related to gifts of Company stock, Richard Ringold failed to timely file one Form 4, and Nicholas Bluhm failed to timely file Form 3. As of April 14, 2005, all of these forms have been subsequently filed.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The code is filed as Exhibit 14.0 to its Report on Form 10-KSB for the fiscal year ended December 31, 2003. A copy of the Code will be provided without charge to any person upon request in writing to Stephen C. Roberts, CEO, at the address of the Company in Bloomington, Minnesota.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for years ended December 31, 2004, 2003 and 2002 awarded to or earned by the Named Executive Officers (as defined in Item 402 of Regulation S-B of the SEC):

Summary Compensation Table

                               -----------------------------------------------------------------------------------------------
                                                                                 Long-Term Compensation
                                                                            ---------------------------------
                                           Annual Compensation                      Awards          Payouts
                               -----------------------------------------------------------------------------------------------
                                                                                             Securities
                                                                  Other        Restricted    Underlying
                                                                  Annual         Stock        Options/    LTIP      All Other
Name and Principal Position       Year     Salary       Bonus   Compensation     Awards         SARs     Payouts  Compensation
------------------------------------------------------------------------------------------------------------------------------
Stephen Roberts, CEO              2004   $  144,000          0   $   12,000            0            0          0          0
                                  2003      102,893          0            0            0            0          0          0
                                  2002       24,000          0            0            0            0          0          0

Russell Mitchell, President       2004   $  144,000          0   $   12,000            0            0          0          0
                                  2003      102,893          0            0            0            0          0          0
                                  2002       24,000          0            0            0            0          0          0

Richard Ringold, Vice President   2004   $  123,000          0   $    6,000            0      270,000          0          0
                                  2003       72,000          0            0            0            0          0          0
------------------------------------------------------------------------------------------------------------------------------

Option/SAR Grants in Last Fiscal Year

                                                                                     --------------------------------
Individual Grants                                                                         Potential       Alternative
                                                                                      realizable value      to (f)
                                                                                      at assumed annual     and (g):
                                                                                       rates of stock        grant
                                                                                     price appreciation   date value
                                                                                       for option term
---------------------------------------------------------------------------------------------------------------------
                                               Percent of
                                   Number of      total
                                  securities   options/SARs
                                  underlying   granted to                                                 Grant
                                   Options/     employees   Exercise or                                   date
                                     SARs       in fiscal    base price   Expiration                      present
Name                              granted (#)     year         ($/Sh)       date      5% ($)    10% ($)    value $
---------------------------------------------------------------------------------------------------------------------
            (a)                       (b)          (c)          (d)          (e)        (f)       (g)        (f)
Stephen Roberts, CEO                  N/A          N/A          N/A          N/A        N/A       N/A        N/A
Russell Mitchell, President           N/A          N/A          N/A          N/A        N/A       N/A        N/A
Richard Ringold, Vice President     270,000        21          $3.37      07/01/09      N/A       N/A        N/A
---------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

                                                          ----------------------------------------
                                                               Number of            Value of
                                                              securities          unexercised
                                                              underlying          in-the-money
                                                              unexercised       options/ SARs at
                                                           options/ SARs at     fiscal year end
                                                          fiscal year end (#)         ($)
--------------------------------------------------------------------------------------------------
Name and Principal Position          Shares
                                  Acquired on   Value         Exercisable/         Exercisable/
                                    Exercise   Realized      unexercisable       unexercisable
--------------------------------------------------------------------------------------------------
Stephen Roberts, CEO                   0          $0               0                   $0
Russell Mitchell, President            0           0               0                   0
Richard Ringold, Vice President        0           0       131,250 / 510,000   552,438 / 1,497,500
--------------------------------------------------------------------------------------------------

COMPENSATION AGREEMENTS OF OFFICERS

The Company does not have an employment agreement with its Chief Executive Officer, President or Executive Vice President.

The Company has an employment agreement with an officer of the Company, which expires in July 2007. The agreement requires minimum annual compensation of $150,000 and severance of two years if terminated without good cause. In connection with the employment agreement, the Company issued 270,000 five-year stock options with an exercise price of $3.37 per share. In the event of termination without cause, the stock options which are not exercisable at the time of termination will vest immediately.

The Company has an employment agreement with another officer of the Company, which expires in July 2007. In connection with the employment agreement the Company issued 600,000 five-year stock options with an exercise of $3.37 per share. The agreement requires minimum annual compensation of $150,000 beginning January 1, 2005 and required minimum annual compensation of $24,000 prior to that time. The agreement also provides that the officer may resign from, or be terminated by, the Company at the first year anniversary of the agreement, whereupon no severance would be paid but the executive would retain 60,000 of said options along with the right to exercise this number of options for one calendar year. In such case where the officer resigns, or is terminated by the Company at the one year anniversary, the remaining 540,000 options would cease to exist as issued options, having reverted back to the Company.

COMPENSATION OF DIRECTORS

The Company at present has three (3) outside directors, and does not separately compensate inside directors for services related to their participation on the board. The Company has granted 15,000 shares of its common stock to each outside director at the time of their first election or appointment and anticipates granting each such member an additional number of common stock shares for each completed year of service. The Company at present provides no cash compensation for any director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of April 13, 2005, concerning the beneficial ownership of the Company's common stock by persons known to the Company to beneficially own more than 5% of the common stock, by each director, by each executive officer named in the Summary Compensation Table, and by all current and nominated directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted.

                                                                                              Percentage
Name and Address of Beneficial Owner      Amount and Nature of Beneficial Ownership (1)      Ownership (2)
------------------------------------      ---------------------------------------------      -------------
Stephen C. Roberts                        1,305,982 common shares and 654,015 warrants          13.62%
1650 West 82nd Street, Suite 1200
Bloomington, MN  55431

Richard Ringold                           221,250 options                                        1.59%
1650 West 82nd Street, Suite 1200
Bloomington, MN  55431

Russell W. Mitchell                       2,185,221 common shares                               15.91%
1326 Schofield Avenue
Schofield, WI  54476

Donald Miller                             225,000 common shares and 30,000 warrants              1.85%
1650 West 82nd Street, Suite 1200
Bloomington, MN  55431



K James Ehlen                             15,000 common shares                                   0.11%
1650 West 82nd Street, Suite 1200
Bloomington, MN  55431

Leo Furcht                                15,000 common shares                                   0.11%
1650 West 82nd Street, Suite 1200
Bloomington, MN  55431

All directors and executive officers as   5,388,058 common shares including options and         36.66%
a group                                   warrants

(1) The number of shares reported as beneficially owned by each person as of April 14, 2005, includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or warrants that are exercisable within that period.

(2) The percentages are calculated on the basis of 13,732,346 shares of common stock outstanding. Shares of common stock not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of April 14, 2005 or within 60 days of such date are treated as outstanding when determining the number of shares beneficially owned by each person and the group and the percent of the class owned by each individual and the group.

EQUITY COMPENSATION PLANS

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2004:

Plan Category                                      (a)                       (b)                       (c)
                                         Number of securities to       Weighted-average
                                         be issued upon exercise      exercise price of        Number of securities
                                         of outstanding options,     outstanding options,    remaining available for
                                           warrants and rights       warrants and rights         future issuance
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                               1,639,750 (1)                $2.46                   1,960,250

Equity compensation plans not
approved by security holders                     751,015                    $0.47                       0

(1) Employee incentive stock options issued under the Company's 2003 Incentive Plan. Options outstanding at December 31, 2004 have exercise prices ranging from $0.92 to $5.25, vest over a period of up to three years, and expire five years from the date of grant, with a weighted average remaining contractual life of 4.14 years.

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

In April 2003, Peter L. Hauser, a director, exercised an option to purchase 30,000 shares of common stock by paying the Company $7,000 in cash.

The Company has an agreement with Mitchell Health Technologies, Inc. ("MHT"), a corporation owned and controlled by Russell W. Mitchell and James W. Higgins (executive officers) for sublease of office space and services, and for marketing and promotions. The Company pays its proportionate share of lease and administrative costs under MHT's office lease agreement. The Company does not pay for MHT's marketing and promotions services unless certain benchmarks are attained. Maximum compensation to MHT under the agreement for marketing and promotions is $125,000. The agreement was terminated on March 9, 2004. Compensation paid to MHT by GelStat during the year ended December 31, 2004 was $40,000.

On December 2, 2004, Donald Miller, a Director, loaned the Company $102,000 for a two month period in exchange for interest in the form of a five year warrant to purchase 17,000 shares of the Company's common stock at $3.00 per share. On February 2, 2005, the Company repaid $24,000 to Mr. Miller and the balance of $78,000 was extended to June 2, 2005 in exchange for interest in the form of a five year warrant to purchase 13,000 shares of the Company's common stock at $1.00 per share.

ITEM 13. EXHIBITS

(b) Documents required to be filed by Item 601 of Regulation S-B are included as exhibits to this report as follows:

NO.         EXHIBIT DESCRIPTION

3.3.        Bylaws of the Company (1)

3.6         Amended and Restated Articles of Incorporation (2)

9.0         Voting Agreement (3)

10.52       Stock Acquisition and Contribution Agreement with DTLL, Inc. (6)

10.53       Exclusive License Agreement with DTLL, Inc. (6)

10.54       Bluhm Employment Agreement (6)

10.55       Bluhm Option Agreement (6)

10.56       Amendment to Ringold Employment Agreement (6)

10.57       Ringold Option Agreement (6)

10.58       DTLL Services Administration Agreement (6)

10.59       Miller Promissory Note and Warrant (6)

14.0        Code of Ethics (5)

21.0        List of Subsidiaries (6)

23          Consent of Virchow, Krause & Company, LLP (6)

31.1        Rule 13a-14(a)/15d-14(a) Certification (6)

31.2        Rule 13a-14(a)/15d-14(a) Certification (6)

32.1        Section 1350 Certification (6)

(1) Incorporated by reference to the same exhibit number included in the Company's registration statement on Form SB-2, as Amended, filed with the Commission as file number 33-58626C in 1993.

(2) Incorporated by reference to the same exhibit number included in Form 8-K filed August 1, 2004.

(3) Incorporated by reference to the same exhibit number included in Form 8-K filed April 30, 2004.

(4) Incorporated by reference to the same exhibit number included in Form 8-K filed November 29, 2002.

(5) Incorporated by reference to the same exhibit number included in Form 10-KSB for the fiscal year ended December 31, 2003.

(6) Filed herewith.

(a) Reports on Form 8K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the fees paid to Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota during the year ended December 31, 2004.

                                   2004           2003
      Audit Fees (1)       $     74,641   $     23,500
      Audit Related Fees             --             --
      Tax Fees                    4,035             --
      All Other Fees
                           ------------   ------------
      Total                $     78,676   $     23,500
                           ============   ============

(1) Fees related to: Financials Statement review, SAS 100 overview, Form 10-QSB, review, financial statement audit.

On January 6, 2004, the Audit Committee of the Company selected Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's consolidated financial statements for the year ended December 31, 2004.

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

                               GELSTAT CORPORATION

                                                          /s/ Stephen C. Roberts
                                                              Stephen C. Roberts
                                 Chairman of the Board & Chief Executive Officer

                                                                  April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                          /s/ Stephen C. Roberts
                                                              Stephen C. Roberts
                                 Chairman of the Board & Chief Executive Officer

                                                           /s/ Nicholas C. Bluhm
                                                               Nicholas C. Bluhm
                                                         Chief Financial Officer

                                                          /s/ Richard W. Ringold
                                                              Richard W. Ringold
                                                     Vice President and Director

                                                               /s/ Donald Miller
                                                                   Donald Miller
                                                                        Director

                                                        /s/ K. James Ehlen, M.D,
                                                            K. James Ehlen, M.D.
                                                                        Director

                                                            /s/ Leo Furcht, M.D.
                                                                Leo Furcht, M.D.
                                                                        Director

                                                                  April 14, 2005