Form 10QSB
period 2005-03-31
GELSTAT CORP
filed 2005-05-20
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format Yes [ ] No [X]

As of May 20, 2005, 14,061,275 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed consolidated balance sheets                          3
               Condensed consolidated statements of operations                4
               Condensed consolidated statements of cash flows                5
               Notes to condensed consolidated financial statements           6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                 14

     ITEM 3.   CONTROLS AND PROCEDURES                                       21

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                             22

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   22

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               23

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           23

     ITEM 5.   OTHER INFORMATION                                             23

     ITEM 6.   EXHIBITS                                                      23

SIGNATURES                                                                   24

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   2005            2004
                                                                (Unaudited)      (Audited)
                                                               ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                                 $    236,398    $    173,320
     Accounts receivable                                            143,524         206,495
     Inventories                                                  1,748,611       1,309,561
     Prepaid consulting                                             542,105         215,841
     Prepaid expenses                                                97,360         101,597
     Subscription receivable                                             --         275,230
     Other current assets                                            60,000          60,000
                                                               ------------    ------------
     Total Current Assets                                         2,827,998       2,342,044
                                                               ------------    ------------

Property and Equipment, net                                         105,023         110,708
                                                               ------------    ------------

Other Assets
     Patents                                                        113,056          99,807
     Lease deposits                                                   7,692           7,692
                                                               ------------    ------------
     Total Other Assets                                             120,748         107,499
                                                               ------------    ------------
TOTAL ASSETS                                                   $  3,053,769    $  2,560,251
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term convertible notes payable,
     net of original issue discount                            $    312,000    $    289,140
     Accounts payable                                             1,139,507         446,222
     Accrued expenses                                               500,430         377,042
                                                               ------------    ------------
     Total Current Liabilities                                    1,951,937       1,112,404
                                                               ------------    ------------

     Total Liabilities                                            1,951,937       1,112,404
                                                               ------------    ------------

Minority Interest in Subsidiary                                      40,049              --
                                                               ------------    ------------

Stockholders' Equity
     Undesignated 10,000,000 shares Common stock, $.01
     par value per share 50,000,000 shares authorized
     12,794,274 and 12,759,751 shares issued and outstanding        127,943         127,598
     Additional paid-in capital                                   9,445,195       9,169,540
     Deficit accumulated during the development stage            (8,511,355)     (7,849,291)
                                                               ------------    ------------

     Total Stockholders' Equity                                   1,061,783       1,447,847
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,053,769    $  2,560,251
                                                               ============    ============

    See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three            Three        June 25, 2002
                                                        Months Ended     Months Ended   (inception) to
                                                       March 31, 2005   March 31, 2004   March 31, 2005
                                                        ------------     ------------     ------------
Revenues, net                                           $     45,519     $         --     $    290,369
                                                        ------------     ------------     ------------

Cost of Goods Sold                                            59,639               --          624,614
                                                        ------------     ------------     ------------

Gross Profit (Loss)                                          (14,120)              --         (334,245)
                                                        ------------     ------------     ------------

Operating Expenses
      Selling, general and administrative                  1,124,308          657,388        7,963,287
      Impairment on property and equipment                        --               --          167,000
      Research and development                                37,350          155,450          380,359
                                                        ------------     ------------     ------------

      Total Operating Expenses                             1,161,658          812,838        8,510,646
                                                        ------------     ------------     ------------

          Loss from Operations                            (1,175,778)        (812,838)      (8,844,891)
                                                        ------------     ------------     ------------

Other Income and (Expense)
      Gain on sale of technology                              27,002               --           27,002
      Interest expense                                      (322,973)              --         (508,031)
      Interest income                                            357              352            5,237
                                                        ------------     ------------     ------------

          Net Other Income (Expense)                        (295,614)             352         (475,792)
                                                        ------------     ------------     ------------

Minority interest in loss of consolidated subsidiary          14,593               --           14,593
                                                        ------------     ------------     ------------

Loss before extraordinary gain                            (1,456,799)        (812,486)      (9,306,090)

Extraordinary gain                                           382,376               --          382,376
                                                        ------------     ------------     ------------

Net Loss                                                $ (1,074,423)    $   (812,486)    $ (8,923,714)
                                                        ============     ============     ============

Loss before extraordinary gain per common share:
      Basic and Diluted                                 $      (0.11)    $      (0.08)    $      (1.10)

Extraordinary gain per common share:
      Basic and Diluted                                 $       0.03     $         --     $       0.04

Net Loss per common share:
      Basic and Diluted                                 $      (0.08)    $      (0.08)    $      (1.06)
                                                        ============     ============     ============

Weighted Average Shares Outstanding:                      12,778,776        9,782,640        8,426,849
                                                        ============     ============     ============

    See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months     Three Months    June 25, 2002
                                                                   Ended March 31,  Ended March 31,  (inception) to
                                                                        2005             2004        March 31, 2005
                                                                    ------------     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net Loss                                                       $ (1,074,423)    $   (812,486)    $ (8,923,714)
     Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Minority interest in net loss of consolidated subsidiary         (14,593)              --          (14,593)
        Extraordinary gain on acquisition of DTLL                       (382,376)              --         (382,376)
        Gain on sale of technology to DTLL                               (27,002)              --          (27,002)
        Depreciation and amortization                                      7,739            4,274           30,326
        Amortization of Original Issue Discount                          322,860           91,278          507,720
        Warrants issued for services                                          --           13,920               --
        Common stock issued for services                                 440,000               --        1,951,538
        Expense from stock based transaction                                  --               --           20,222
        Loss (gain) on disposal of property and equipment                     --              (17)           1,805
        Warrants issued for services                                          --               --           13,920
        Stock options issued below fair market value                          --            2,250           27,000
        Impairment on property and equipment                                  --               --          167,000
        Changes in operating assets and liabilities:
            Accounts receivables                                          63,571               --         (142,924)
            Inventories                                                 (439,050)         (26,311)      (1,748,611)
            Prepaid consulting                                          (326,264)         106,975         (542,105)
            Prepaid expenses                                               4,237         (100,445)         (19,970)
            Other current assets                                              --           10,248          (22,326)
            Accounts payable                                             693,063          102,722        1,139,285
            Accrued expenses                                              59,884            9,306          402,907
                                                                    ------------     ------------     ------------
                  Net Cash Flows from Operating Activities              (672,354)        (598,286)      (7,561,898)
                                                                    ------------     ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES

     Cash received from mergers                                          499,505               --          892,983
     Proceeds from note receivable acquired in merger                         --               --          467,219
     Proceeds from sale of equipment                                          --              307               --
     Purchases of property and equipment                                  (2,054)         (24,151)        (303,390)
     Patent acquisition costs                                            (13,249)          (9,865)        (113,056)
     Lease deposits                                                           --                0           (7,692)
                                                                    ------------     ------------     ------------
                  Net Cash Flows from Investing Activities               484,202          (33,709)         936,064
                                                                    ------------     ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES

     Proceeds from note payable                                               --               --          500,000
     Proceeds from short term notes payable and warrants issued               --               --          474,000
     Repayment of short term notes payable                               (24,000)              --          (24,000)
     Issuance of common stock, net of expenses                                --        1,121,500        5,559,802
     Exercise of stock options                                                --               --           56,000
     Exercise of warrants                                                     --              825            7,825
     Purchase of warrants                                                     --               --           10,000
     Payments received on stock subscriptions receivable                 275,230            3,375          278,605
                                                                    ------------     ------------     ------------
                  Net Cash Flows from Financing Activities               251,230        1,125,700        6,862,232
                                                                    ------------     ------------     ------------

        Net Change in Cash and Cash Equivalents                           63,078          493,705          236,398

CASH AND CASH EQUIVALENTS, Beginning of Period                           173,320          417,839               --
                                                                    ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, End of Period                            $    236,398     $    911,544     $    236,398
                                                                    ============     ============     ============

    See accompanying notes to the condensed consolidated financial statements

GELSTAT CORPORATION (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004 (unaudited)

NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations

GelStat Corporation is a consumer health care company dedicated to the cost-effective development and marketing of over-the counter (OTC) and other non-prescription consumer health care products, especially those for the safe and effective treatment of pain and inflammation. Development efforts are focused on proprietary, innovative products that address multi-billion dollar global markets. GelStat is committed to building a portfolio of products addressing common health conditions and believes that each of its present or planned products offers significant commercial potential. The Company believes that its current and planned products will potentially offer consumers improved efficacy, safety and/or convenience relative to existing products.

The Company's first product is GelStat(TM) Migraine, a patent pending solution designed to provide acute relief from migraine and migraine-like headaches. In conjunction with this first product, the Company has developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is believed to provide fast relief from migraine for most users at a fraction of the cost of prescription medications. GelStat Migraine shipments to retailers and wholesalers across the United States commenced in June 2004. By the end of 2004, distribution of GelStat Migraine had expanded to include food, drug store and mass market retailers representing approximately 16,000 retail outlets, including 8 of the 12 largest drug store chains in the United States. By the end of 2004, GelStat Migraine was also available through 11 of the 12 largest drug wholesalers in the nation. GelStat Migraine is a homeopathic drug.

The Company has completed development and begun initial direct-to-consumer marketing of GelStat(TM) Arthritis. GelStat Arthritis is GelStat's second major product line. Packaging, sales literature and other associated materials, as well as certain aspects of the consumer marketing plan are now under final development. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. The Company plans to drive trial and initial sales of GelStat Arthritis by means of aggressive sampling combined with Internet and newspaper advertising, and expects to introduce GelStat Arthritis nationwide through traditional retailers in 2006. GelStat Arthritis is an OTC homeopathic drug.

GelStat(TM) Sinus is presently under final development and is intended to be marketed as a remedy for nasal and/or sinus congestion, irritation, pressure and sinus headache. It is expected to be introduced to consumers in 2005 as GelStat's third major product line. GelStat Sinus is expected to be marketed as an OTC homeopathic drug.

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

Principles of Consolidation

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with GelStat Corp. as the acquirer. The historical financial statements of GelStat Corp. become the historical financial statements of DTR, and the assets and liabilities of DTR are accounted for as required under the purchase method of accounting. Results of operations of DTR are included in the financial statements from April 30, 2003, the effective date of the merger. On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.) All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into .4360083 shares of DTR as adjusted for the stock dividend declared on July 19, 2004.

Effective July 14, 2003, DTR changed its name to GelStat Corporation. Effective March 17, 2004, GS Corp. was merged into its parent, GelStat Corporation.

In 2004, the Company formed a wholly-owned subsidiary, GS Pharma, Inc. (GS Pharma), to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. During the remainder of 2004, this subsidiary evaluated potential business opportunities, but had no financial activity or licensing agreements in place. Effective January 1, 2005, GS Pharma entered into a license agreement with DTLL, Inc. (DTLL), a Minnesota Corporation, in exchange for 12,500,000 shares of DTLL common stock (Note 3). At the closing of the transaction, GelStat Corporation beneficially owned approximately 94% of the outstanding DTLL common stock. Effective March 25, 2005 GS Pharma changed its name to GSC Subsidiary, Inc.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Minority interest in results of operations represents the minority shareholders' share of the net loss of DTLL. The minority interest in the consolidated balance sheets reflect the minority shareholders ownership allocation at the date of the acquisition of DTLL, additional increase in minority interest due to the issuance of additional shares of DTLL during the first quarter of 2005, along with the minority stockholders' proportional share of the losses in DTLL.

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out
(FIFO) method) or market. Inventories consisted of the following at:

                    March 31, 2005   December 31, 2004
                     ------------      ------------
Raw materials        $     18,218      $    144,041
Work-in-process                --            34,197
Finished goods          1,730,393         1,131,323
                     ------------      ------------
                     $  1,748,611      $  1,309,561
                     ============      ============

Intangible Assets

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of March 31, 2005, the Company has applied for several patents and none have been issued.

Research and Development Costs

The Company expenses research and development costs as incurred.

Prepaid Consulting

Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to public relations, distribution consulting, investor relations and general operations conducted in the normal course of business. These costs are being expensed over the terms of the contracts, which expire January 2006, using the straight-line method.

Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three months ended March 31, 2005 and 2004 and the period from June 25, 2002 (inception) to March 31, 2005, the Company recorded an impairment of tooling (property and equipment) of $0, $0, and $168,788, respectively. An impairment was recorded on production equipment due to the Company's redesign and location of its production process; therefore, the entire carrying amount of the equipment was recorded as an impairment loss.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GelStat Corporation have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

Pursuant to APB No. 25 and related interpretations, $0, $2,250, and $27,000 of compensation costs have been recognized in the accompanying statements of operations for the three months ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                                                       June 25, 2002
                                     The three months ended March 31,  (inception) to
                                          2005             2004        March 31, 2005
                                      ------------     ------------     ------------
Net loss, as reported                 $ (1,074,423)    $   (812,486)    $ (8,923,714)
Stock-based employee compensation:
    As reported                                 --            2,250           27,000

    Proforma                                17,322          (33,950)        (840,070)
                                      ------------     ------------     ------------

Pro forma net loss                    $ (1,057,101)    $   (846,436)    $ (9,763,784)
                                      ============     ============     ============

Loss per share:
    Basic and diluted, as reported    $      (0.08)    $      (0.08)    $      (1.06)
                                      ============     ============     ============
    Basic and diluted, proforma       $      (0.08)    $      (0.09)    $      (1.16)
                                      ============     ============     ============

The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted during the three months ended March 31, 2004: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.47% and expected lives of five years. There were no options issued during the three months ended March 31, 2005.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three months ended March 31, 2005 and 2004, and the period from June 25, 2002 (inception) to March 31, 2005 were anti-dilutive.

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

Revenue Recognition

The Company sells its products to a number of leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers, both directly and through the services of external sales brokers.

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition in Financial Statements", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

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

The Company generated gross revenues of $51,798 and $0 excluding required revenue recognition adjustments of $6,279 and $0 for the three months ending March 31, 2005 and 2004, respectively.

NOTE 2 - Development Stage Company

The Company is a development stage company that has generated net revenues of $290,369 and has incurred net losses since inception totaling $8,923,714.

To fund its operations to date during the development stage, the Company has issued common stock for cash. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, i.e., consolidated the financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it continuing to generate revenues through sales of its products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that capital will be available or available on terms favorable to the Company.

During April, 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $221,233 in connection with a private placement offering. The Company issued 123,700 five-year warrants at an exercise price of $1.00 as commission for financing.

NOTE 3 - Merger

Effective January 1, 2005, GS Pharma, Inc. (n/k/a GSC Subsidiary, Inc.) a wholly-owned subsidiary of GelStat Corporation entered into a license agreement with DTLL, Inc., a Minnesota corporation, in exchange for 12,500,000 shares of DTLL common stock. At the closing of that transaction, GelStat Corporation beneficially owned approximately 94% of the DTLL outstanding common stock.

The fair value of the assets acquired and the liabilities assumed were as follows:

Cash                           $    499,505
Other current assets                    600
                               ------------
Total assets acquired          $    500,105
                               ============

Current liabilities            $     63,726
                               ------------
Total liabilities assumed      $     63,726
                               ============

The Company was limited to the gain of $27,002 on the license agreement exchanged for the shares of common stock it received from DTLL to the amount attributable to the minority shareholders. The excess book value received over this gain of $382,376 was recorded as an extraordinary gain.

The following unaudited pro forma combined financial statements for GelStat Corporation and DTLL, Inc. gives effect to the license agreement as if it occurred on January 1, 2004. The unaudited pro forma information does not purport to represent what the Company's results of operations would have been if in fact the agreement would have occurred at such date or to project the Company's future operations.

                                 Three months ended
                                     March 31,
                                                 2004
                              2005            (Proforma)
                          ------------       ------------
Total revenue             $     45,519       $         --
Loss from operations      $ (1,074,423)      $   (858,891)
Loss per share            $      (0.08)      $      (0.13)

NOTE 4 - Stockholders' Equity

During the three months ended March 31, 2005, the Company did not issue any shares or any warrants for services. DTLL issued 200,000 shares of common stock for services during the first quarter of 2005. These shares valued at $2.20 per share which is substantially above the Company's carry value in DTLL. In accordance with Securities Exchange Commission Staff Accounting Bulletin Topic 5:H, the Company has recorded $412,359 as a direct reduction to accumulated deficit since DTLL is a development stage company and the realization of the gain is not assured.

During the three months ended March 31, 2005, 54,000 five year warrants were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

NOTE 5 - Short Term Convertible Notes Payable

On December 2, 2004, the Company issued unsecured convertible promissory notes related to a private placement of short term debt. The notes were issued to six individual parties in principal amounts ranging from $60,000 to $120,000 for a total of $474,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) within three (3) business days of that date on which the Company closed on net proceeds of at least $2,000,000 obtained through any other offering of its Securities, including any debt, common stock or preferred stock; or, (ii) February 2, 2005. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the promissory note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurs. In lieu of interest, the Company issued to the note holders five-year warrants to purchase 79,000 shares of common stock at an exercise price of $3.00. The warrants were valued using the Black-Scholes pricing model. The warrants were valued using the following factors: dividend yield of 0%, expected volatility of 158%, risk-free interest rate of 3.5% and expected lives of five years; The resulting original issue discount and the fair value of the warrants were amortized over the life of the notes using the straight-line method, which approximates the interest method.

The Company paid $24,000 of the principal balance of the notes during the first quarter of 2005. The notes holders agreed to extend the payment of remaining balance of $450,000 to June 2, 2005. In lieu of interest and the extended due date, the Company issued to the note holders five-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00. The warrants were valued using the Black-Scholes pricing model. The warrants were valued using the following factors: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants of $276,000 will be amortized over the extended life of the notes using the straight-line method, which approximates the interest method.

At March 31, 2005 the notes payable were valued at $312,000 net of original issue discount of $138,000.

NOTE 6 - Related Party Transactions

The Company entered into an agreement with Mitchell Health Technologies ("MHT") in September 2002 in which MHT was to provide consulting services, in exchange for a performance bonus not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for performance bonus payments of up to $125,000. During the three months ended March 31, 2005 and 2004, and the period from June 25, 2002 (inception) to March 31, 2005, the Company paid $0, $40,000, and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated. Russ Mitchell was president of Gelstat Corporation at the time of the agreement and was the founder and principal shareholder of MHT.

On December 2, 2004, the Company issued a promissory note to a Director of the Company related to a private placement of short term debt in a principal amount of $102,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) within three (3) business days of that date on which the Company closed on net proceeds of at least $2,000,000 obtained through any other offering of its Securities, including any debt, common stock or preferred stock; or, (ii) February 2, 2005. In such case where the Company closes on $2,000,000 or more in net proceeds through any other offering of its securities, the promissory note holders have the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurs. In lieu of interest, the Company issued to the Director 17,000 five-year warrants to purchase common stock at an exercise price of $3.00. The repayment date for $78,000 of the note was extended to June 2, 2005, and in lieu of interest for the extension period, the Company issued to the Director 13,000 five-year warrants to purchase common stock at an exercise price of $1.00.

NOTE 7 - Concentrations

During the three months ended March 31, 2005, the Company had two customers accounting for 19% and 10%, respectively, of gross sales revenues. At March 31, 2005, the company had one customer accounting for 62% of accounts receivable. During the three months ended March 31, 2004, the company had no revenues.

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

NOTE 9 - Supplemental Cashflow Information

                                                                                       Period from
                                                                                      June 25, 2002
                                                    Three months ended March 31,      (inception) to
                                                       2005              2004         March 31, 2005
                                                   ------------      ------------      ------------
Supplemental cash flow disclosures:
     Cash paid for interest                        $        113      $         --      $        291
     Cash paid for income taxes                              --                --             2,587

Noncash investing and financing activities:
     Issuance of common stock in exchange
     for assets and liabilities in connection with merger

       Other current assets                        $         --      $         --      $    115,064
       Notes receivable                                      --                --           967,219
       Property and equipment                                --                --               764
       Other assets                                          --                --            25,000
       Current liabilities                                   --                --            34,019
       Deferred gain                                         --                --            25,000

     Issuance of license agreement in
     exchange for assets and liabilities
     in connection with merger

       Accounts receivable                         $        600      $         --      $        600
       Accounts payable                                     222                --               222
       Accrued expenses                                  63,504                --            63,504
       Minority interest                                 27,002                --            27,002

     Common stock issued in lieu of cash for
     accrued expenses                              $         --      $     20,222      $     20,222

     Issuance of common stock in exchange
     for subscription receivable                   $         --      $         --      $    275,230

NOTE 10 - Subsequent Events

During April, 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $221,233 in connection with a private placement offering. The Company issued 123,700 five-year warrants at an exercise price of $1.00 as commission for financing.

Item 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

OVERVIEW

GelStat Corporation ("the Company" or "GelStat") is a consumer health care company dedicated to the cost-effective development and marketing of over-the-counter (OTC) and other non-prescription consumer health care products, especially those for the safe and effective treatment of pain and inflammation. Development efforts are focused on products that address large markets with the goal of offering new products that offer improved efficacy, safety, and/or convenience over existing OTCs. GelStat is committed to building a portfolio of products with significant commercial potential.

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

Commercial shipments of GelStat Migraine commenced in June 2004 and by July 2004 the Company had achieved distribution of GelStat Migraine representing approximately 7,000 retail locations. By the end of 2004, the Company had shipped approximately 155,000 consumer packages of GelStat Migraine to leading retailers representing over 16,000 retail locations across the United States.

GelStat Migraine is presently available at food, drug and discount stores including Walgreens, Eckerd, CVS, Brooks Pharmacy, Longs Drug, Publix, H.E.B., Giant Carlisle, Snyder's, Raley's, Basha's, Meijer, ShopKo, Fred Meyer, Drugstore.com and many others that collectively represent over 16,000 retail locations. GelStat Migraine is also available through most leading drug wholesalers, including Amerisource Bergen, Cardinal Health, F. Dohman, D&K Healthcare and many others. The Company has received reorders from retailers and distributors following their initial stocking orders and believes it will continue to receive a significant number of initial orders followed by reorders for GelStat Migraine over the coming months. The Company expects that it will continue to experience growth in the total number of retail locations stocking GelStat Migraine and has received indications of interest or verbal commitments from a number of specific retailers.

The Company continues to meet its customers' immediate volume and delivery requirements. In addition, the Company has built a substantial inventory of GelStat Migraine in anticipation of the increased demand expected to result from planned national advertising of GelStat Migraine in 2005. In the year ended December 31, 2004, the Company produced more than 900,000 consumer packages of GelStat Migraine, and at March 31, 2005 held approximately $1.7 million of GelStat Migraine finished goods (at cost) in inventory. In 2005, the Company will continue to build inventory and increase manufacturing capacity as needed.

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

Consistent with clinical data obtained thus far, GelStat Migraine is intended to be used as a first-line treatment, early in the course of a migraine headache, for acute relief from migraine headache pain and associated symptoms. A second clinical trial of GelStat Migraine has now been completed, and the Company plans on conducting several additional clinical trials of GelStat Migraine and other GelStat products. The results of these future and ongoing trials are uncertain, but should provide additional data on the efficacy of GelStat products. Additional trials of GelStat Migraine could result in a substantially expanded market for the product or support the planned development of new versions meant to address various other aspects of migraine treatment. Additional applications or versions could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product), or for "mini-prophylaxis" (prevention of migraine through daily use at and around the time of an expected menstrual period in women whose migraine is frequently associated with menses).

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

GelStat is committed to building a portfolio of products addressing consumer health care conditions and believes that each of its present or planned products offers significant commercial potential. The Company has now introduced GelStat Arthritis, and plans to introduce several additional new products. Planned product introductions include "GelStat(TM) Sinus," and "GelStat(TM) Sleep." GelStat Arthritis is an OTC homeopathic drug for the treatment of pain and inflammation associated with arthritis. More than 40 million Americans have some form of arthritis according to the National Institutes of Health. GelStat Sinus is an OTC homeopathic drug for the treatment of nasal and sinus symptoms (including congestion, pressure and headache). The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year., and health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. GelStat Sleep is expected to be sold as a nutritional supplement for the promotion of healthy sleep. Approximately 70 million Americans are reported to be "problem sleepers."

GelStat believes that clinical trials are essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer and, accordingly, plans to conduct clinical trials on the products it develops. While the Company believes it has good anecdotal data suggesting the efficacy of GelStat Arthritis, GelStat Sinus and GelStat Sleep, formal clinical trials will be required to confirm performance expectations presently based on anecdotal data alone.

In 2004, the Company formed a wholly owned subsidiary, GS Pharma, Inc., (n/k/a GSC Subsidiary, Inc.) to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. The Company believes that these opportunities may be substantial, but that their development and commercialization is beyond the scope of activity reasonably possible for GelStat Corporation in the foreseeable future. Management therefore created the subsidiary as a means to fund or otherwise further develop these opportunities without incurring dilution of GelStat stock or otherwise negatively impacting its capital structure or financial resources, while still retaining substantial ownership interest for GelStat shareholders. As a means to effectively transfer these opportunities to the wholly owned subsidiary, GelStat granted GS Pharma an exclusive license to develop and commercialize prescription drug applications for certain compounds discovered and developed by GelStat. GelStat Corporation will continue focusing its resources on the development and commercialization of OTC health care products.

On January 1, 2005, GS Pharma assigned all rights in the license previously granted to it by GelStat to DTLL, Inc. (OTCBB: DTLI) in exchange for 12.5 million shares of DTLL. GelStat now beneficially owns these 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary. In connection with the transaction, Stephen Roberts, M.D., the Company's chairman and CEO, become DTLL's president and chief executive officer. DTLL intends to change its name to "GS Pharma" (GS Pharma, Inc. changed its name to "GSC Subsidiary, Inc." effective March 25, 2005) and expects to apply for a new trading symbol immediately upon completion of that name change.

PLAN OF OPERATION

Quarter to quarter operating comparisons are of only limited value since the Company is a new, development stage company, had no substantial revenue in fiscal years 2004 and 2003, and commenced shipping its first product in June 2004. However, the following is an overview of income and expenses during the quarter ended March 31, 2005.

The Company had gross revenues of $51,798, excluding required revenue recognition adjustments of $6,279, for the quarter ended March 31, 2005. The Company had no revenues for the quarter ended March 31, 2004.

The Company plans to use a variety of trade and merchandising programs to promote the sales of its products as they are launched into the marketplace. As GelStat Migraine commenced shipments to retailers in June 2004, the following programs were employed to promote the launch of the products, and are expected to be used in a similar manner in the future to promote the Company's current and future products.

Trade promotions provided to our customers and distributors in the form of free merchandise are substantially comprised of a limited amount of free product offered in connection with the initial stocking order of a new retail chain customer. These trade programs are recorded as a reduction in revenues. As of March 31, 2005, the Company accrued $30,160, for these trade promotions as a reduction from gross revenues, and expects to use such programs for certain new retail chains expected to become customers in the future.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are also used by the Company, and are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of March 31, 2005, the Company accrued $175,813 for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues, and expects to continue such programs for enhancing the sell-through of its products at the retailer level.

Cost of goods sold for the quarter ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively, were $59,639, $0, and $624,614, respectively. Until the Company has attained a consistent sales growth, certain manufacturing costs will be expensed during the period versus being absorbed into inventory.

Selling, general and administrative expenses for the quarter ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively, were $1,124,308, $657,388, and $7,963,287, respectively. The increase in 2005 compared to 2004 is due to the increased sales activity and associated advertising and administrative costs which occurred as the Company began to ship products to leading regional and national retailers, wholesalers, specialty distributors and catalog merchandisers in June 2004.

The Company incurred $37,350, $155,450, and $380,359 in research and development expenses for the quarter ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively. The Company plans to substantially increase expenditures on research and development in 2005, primarily in the performance of additional clinical trials, and the development and commercialization of new products.

The Company recorded interest income of $357, $352, and $5,237, respectively, for the quarter ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

The Company recorded interest expense of $322,973, $0, and $508,031, respectively, for the quarter ended March 31, 2005 and 2004, and for the period from June 25, 2002 (inception) to March 31, 2005, respectively. At March 31, 2005 notes payable were valued at $312,000 net of original issue discount of $138,000. For the three months ended March 31, 2005, the Company recognized interest expense relating to the original issue discount of $322,860, of which $184,860 relates to the warrants issued in December 2004. The notes holders agreed to extend the payment of remaining balance of $450,000 to June 2, 2005. In lieu of interest and the extended due date, the Company issued to the note holders 75,000 five-year warrants to purchase common stock at an exercise price of $1.00. The warrants were valued using the Black-Scholes pricing model. The warrants were valued using the following factors: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants of $276,000 will be amortized over the life of the notes using the straight-line method, which approximates the interest method.

For the three months ended March 31, 2005, the Company recorded a gain of $27,002 on the exchange of a license agreement for 12,500,000 shares of common stock from DTLL. The excess book value received over this gain of $382,376 was recorded as an extraordinary gain.

For the three months ended March 31, 2005, $14,593 of the loss attributable to DTLL was allocated to minority interest in consolidated subsidiary.

CRITICAL ACCOUNTING POLICIES

Inventories

At March 31, 2005, the Company had inventory of $1,748,611. We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. Management reviews sales, shipped goods and available inventory quantities on a weekly basis and record a provision for excess and obsolete inventory if considered necessary. Changes in the marketplace or introduction of new products could result in an increase in the amount of obsolete inventory quantities.

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

The Company had gross revenues of $51,798, excluding required revenue recognition adjustments of $6,279, for the quarter ended March 31, 2005.

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

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. As of March 31, 2005, the Company had accrued $1,280 for product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. As of March 31, 2005, the Company had accrued $30,160 for trade promotions.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of March 31, 2005, the Company accrued $175,813, for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash was $236,398 at March 31, 2005, representing an increase of $63,078 from the cash position of the Company as of December 31, 2004, which was $173,320. The change is attributable to the cash flow impact of timing of collections related to sales activity, inventory build and other working capital requirements, partially offset by the proceeds from the acquisition of DTLL.

As of May 17, 2005, the Company had cash of $497,357. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus results of operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

In April 2005, 1,267,001 shares were issued for cash at $1.40 per share through a private placement offering, for gross proceeds of $1,773,801. Offering expenses totaled $221,233.

As of May 17, 2005, the Company's principal commitments consist of a long-term lease for its corporate offices and research and development facilities, as well as short-term convertible notes payable which are due on June 2, 2005 of $450,000. The short term notes are convertible into equity securities of the Company at the option of the holder if the Company closes on $2,000,000 or more in net proceeds through any offering of its equity securities. Conversion would be at the price per share of the equity offering. Any principal amount not so converted must be repaid within three (3) business days of such closing.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer ("CEO") and chief financial officer ("CFO") evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. On the basis of that evaluation, the CEO and CFO concluded that such controls were effective.

During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On April 14, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to
(A) the lack of accounting personnel with the experience to properly prepare and report financial results, and (B) the lack of a formal journal entry approval process and other financial oversight.

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

As of the date of this Quarterly Report on Form 10-QSB, we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses noted above did not impact the quality of the financial information provided on a quarterly or annual basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended March 31, 2005:

(a) During the three months ended March 31, 2005, the Company issued to note holders 75,000 five-year warrants to purchase common stock at an exercise price of $1.00.

(b) During the three months ended March 31, 2005, 54,000 five year warrants were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

(c) During April, 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $221,233 in connection with a private placement offering. The Company issued 123,700 five-year warrants at an exercise price of $1.00 as commission for financing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

      The following new Exhibits are filed as part of this Form 10-QSB:

            31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GELSTAT CORPORATION

Date:    May 20, 2005               By  /s/ Stephen C. Roberts
                                        --------------------------------
                                        Name:   Stephen C. Roberts
                                        Title:  Chief Executive Officer

                                    By  /s/ Donald Miller
                                        --------------------------------
                                        Name:   Donald Miller
                                        Title:  Chief Financial Officer