Form 10QSB
period 2005-06-30
GELSTAT CORP
filed 2005-08-15
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-21394

                               GelStat Corporation
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                       90-0075732
         ---------                                       ----------
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

As of August 5, 2005, 14,926,275 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Condensed consolidated balance sheets                           3
               Condensed consolidated statements of operations                 4
               Condensed consolidated statements of cash flows                 5
               Notes to condensed consolidated financial statements            6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION                                                     15

     ITEM 3.   CONTROLS AND PROCEDURES                                        21

PART II. OTHER INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS                                             22

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    23

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                23

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            23

     ITEM 5.   OTHER INFORMATION                                              23

     ITEM 6.   EXHIBITS                                                       23

SIGNATURES                                                                    24

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,      December 31,
                                                              2005            2004
                                                          (Unaudited)      (Audited)
                                                          ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                            $    140,943    $    173,320
     Accounts receivable                                       234,559         206,495
     Inventories                                             1,682,591       1,309,561
     Prepaid consulting                                        420,623         215,841
     Prepaid expenses                                           97,712         101,597
     Subscription receivable                                        --         275,230
     Other current assets                                       60,000          60,000
                                                          ------------    ------------
     Total Current Assets                                    2,636,428       2,342,044
                                                          ------------    ------------

Property and Equipment, net                                     98,819         110,708
                                                          ------------    ------------

Other Assets
     Patents                                                   131,014          99,807
     Lease deposits                                              7,692           7,692
                                                          ------------    ------------
     Total Other Assets                                        138,706         107,499
                                                          ------------    ------------
TOTAL ASSETS                                              $  2,873,953    $  2,560,251
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term convertible notes payable,
       net of original issue discount                     $    435,000    $    289,140
     Accounts payable                                          581,645         446,222
     Accrued expenses                                          276,444         377,042
                                                          ------------    ------------
     Total Current Liabilities                               1,293,089       1,112,404
                                                          ------------    ------------

     Total Liabilities                                       1,293,089       1,112,404
                                                          ------------    ------------

Minority Interest in Subsidiary                                     --              --
                                                          ------------    ------------

Stockholders' Equity Undesignated 10,000,000 shares
     Common stock, $.01 par value per share 50,000,000
     shares authorized 14,216,275 and 12,759,751 shares
     issued and outstanding                                    142,163         127,598
     Additional paid-in capital                             11,492,564       9,169,540
     Deficit accumulated during the development stage      (10,053,863)     (7,849,291)
                                                          ------------    ------------

     Total Stockholders' Equity                              1,580,864       1,447,847
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  2,873,953    $  2,560,251
                                                          ============    ============

    See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended                Six months ended           Period from
                                                                 June 30,                        June 30,              June 25, 2002
                                                       ----------------------------    ----------------------------   (inception) to
                                                          2005                2004         2005            2004        June 30, 2005
                                                       ------------    ------------    ------------    ------------    ------------
Revenues, net                                          $    123,546    $     16,739    $    169,065    $     16,739    $    413,915

Cost of Goods Sold                                          125,635         218,564         185,274         218,564         750,249
                                                       ------------    ------------    ------------    ------------    ------------

Gross Loss                                                   (2,089)       (201,825)        (16,209)       (201,825)       (336,334)
                                                       ------------    ------------    ------------    ------------    ------------

Operating Expenses

     Selling, general and administrative                  1,350,427         838,496       2,474,735       1,495,884       9,313,714
     Impairment on property and equipment                        --              --              --              --         167,000
     Research and development                                92,313          48,100         129,663         203,550         472,672
                                                       ------------    ------------    ------------    ------------    ------------

     Total Operating Expenses                             1,442,740         886,596       2,604,398       1,699,434       9,953,386
                                                       ------------    ------------    ------------    ------------    ------------

         Loss from Operations                            (1,444,829)     (1,088,421)     (2,620,607)     (1,901,259)    (10,289,720)
                                                       ------------    ------------    ------------    ------------    ------------

Other Income and (Expense)

     Gain on sale of technology                                  --              --          27,002              --          27,002
     Interest expense                                      (137,728)             --        (460,701)             --        (645,759)
     Interest income                                             --             205             357             557           5,237
                                                       ------------    ------------    ------------    ------------    ------------

         Net Other Income (Expense)                        (137,728)            205        (433,342)            557        (613,520)
                                                       ------------    ------------    ------------    ------------    ------------

Minority interest in loss of consolidated subsidiary         40,049              --          54,642              --          54,642
                                                       ------------    ------------    ------------    ------------    ------------

Loss before extraordinary gain                           (1,542,508)     (1,088,216)     (2,999,307)     (1,900,702)    (10,848,598)

Extraordinary gain                                               --              --         382,376              --         382,376
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss                                               $ (1,542,508)   $ (1,088,216)   $ (2,616,931)   $ (1,900,702)   $(10,466,222)
                                                       ============    ============    ============    ============    ============

Loss before extraordinary gain per common share
     Basic and Diluted                                 $      (0.11)   $      (0.10)   $      (0.23)   $      (0.19)   $      (1.22)

Extraodinary gain per common share
     Basic and Diluted                                         0.00            0.00            0.03            0.00            0.04
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss per common share:
     Basic and Diluted                                 $      (0.11)   $      (0.10)   $      (0.20)   $      (0.19)   $      (1.18)
                                                       ============    ============    ============    ============    ============

Weighted Average Shares Outstanding:                     13,887,681      10,541,600      13,336,291      10,162,120       8,878,198
                                                       ============    ============    ============    ============    ============


    See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended          Period from
                                                                             June 30,             June 25, 2002
                                                                   ----------------------------   (inception) to
                                                                       2005            2004       June 30, 2005
                                                                   ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net Loss                                                      $ (2,616,931)   $ (1,900,702)   $(10,466,222)
     Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Minority interest in net loss of consolidated subsidiary        (54,642)             --         (54,642)
        Extraordinary gain on acquisition of DTLL                      (382,376)             --        (382,376)
        Gain on sale of technology to DTLL                              (27,002)             --         (27,002)
        Depreciation and amortization                                    13,943           7,671          36,530
        Amortization of original issue discount                         460,860              --         645,720
        Warrants issued for services                                     69,500          13,920          83,420
        Common stock issued for services                                882,000         138,228       2,393,538
        Expense from stock based transaction                                 --              --          20,222
        Loss on disposal of property and equipment                           --              --           1,805
        Stock options issued below fair market value                         --          27,000          27,000
        Impairment on property and equipment                                 --              --         167,000
        Changes in operating assets and liabilities:                         --              --              --
            Accounts receivables                                        (27,464)       (195,663)       (233,959)
            Inventories                                                (373,030)       (138,915)     (1,682,591)
            Prepaid consulting                                         (204,782)        253,837        (420,623)
            Prepaid expenses                                              3,885        (111,661)        (20,322)
            Other current assets                                             --          10,248         (22,326)
            Accounts payable                                            135,201         230,886         581,423
            Accrued expenses                                           (164,102)        125,611         178,921
            Deferred revenue                                                 --          60,912              --
                                                                   ------------    ------------    ------------
                  Net Cash Flows from Operating Activities           (2,284,940)     (1,478,628)     (9,174,484)
                                                                   ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES

     Cash received from mergers                                         499,505              --         892,983
     Proceeds from note receivable acquired in merger                        --              --         467,219
     Proceeds from sale of equipment                                         --             307              --
     Purchases of property and equipment                                 (2,054)        (36,664)       (303,390)
     Patent acquisition costs                                           (31,207)        (15,363)       (131,014)
     Lease deposits                                                          --              --          (7,692)
                                                                   ------------    ------------    ------------
                  Net Cash Flows from Investing Activities              466,244         (51,720)        918,106
                                                                   ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES

     Proceeds from note payable                                              --              --         500,000
     Proceeds from short term convertible notes payable and
        warrants issued                                                      --              --         474,000
     Repayment of short term convertible notes payable                  (39,000)             --         (39,000)
     Issuance of common stock and common stock warrants,
        net of expenses                                               1,550,089       2,028,350       7,109,891
     Exercise of stock options                                               --              --          56,000
     Exercise of warrants                                                    --             825           7,825
     Purchase of warrants                                                    --              --          10,000
     Payments received on stock subscriptions receivable                275,230           3,375         278,605
                                                                   ------------    ------------    ------------
                  Net Cash Flows from Financing Activities            1,786,319       2,032,550       8,397,321
                                                                   ------------    ------------    ------------

        Net Change in Cash and Cash Equivalents                         (32,377)        502,202         140,943

CASH AND CASH EQUIVALENTS, Beginning of Period                          173,320         417,839              --
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, End of Period                           $    140,943    $    920,041    $    140,943
                                                                   ============    ============    ============

    See accompanying notes to the condensed consolidated financial statements

GELSTAT CORPORATION (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004 (unaudited)

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

The Company's first product is GelStat(TM) Migraine, a patent pending solution designed to provide acute relief from migraine and migraine-like headaches. In conjunction with this first product, the Company has developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is believed to provide fast relief from migraine for most users at a fraction of the cost of prescription medications. GelStat Migraine shipments to retailers and wholesalers across the United States commenced in June 2004. By the end of 2004, distribution of GelStat Migraine had expanded to include food, drug store and mass market retailers representing approximately 16,000 retail outlets. GelStat Migraine is presently available at 11 of the 12 largest drug store chains in the United States and other food, drug and discount stores that collectively represent over 20,000 retail locations. GelStat Migraine is also available through the 12 largest drug wholesalers in the nation. GelStat Migraine is an OTC homeopathic drug.

The Company has completed development of GelStat(TM) Arthritis, which is now available for sale on the Company's web site. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. The Company plans to drive trial and initial sales of GelStat Arthritis by means of aggressive sampling combined with Internet and newspaper advertising, and expects to introduce GelStat Arthritis nationwide through traditional retailers in 2006. GelStat Arthritis is an OTC homeopathic drug.

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

While GelStat expects to continue developing new products and is opportunistic in regard to unanticipated opportunities within the OTC health care product field, the four products listed above are expected to account for essentially all of the Company's activity over the next twelve months.

Principles of Consolidation

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with GelStat Corp. as the acquirer. The historical financial statements of GelStat Corp. have become the historical financial statements of DTR, and the assets and liabilities of DTR are accounted for as required under the purchase method of accounting. Results of operations of DTR are included in the financial statements from April 30, 2003, the effective date of the merger. On October 6, 2003, the Company's Board of Directors approved a stock dividend in the amount of one share for each share held of record. All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat Corp.) All share data has been restated to give effect of the merger under which each GelStat Corp. share was converted into .4360083 shares of DTR as adjusted for the stock dividend declared on July 19, 2004.

Effective July 14, 2003, DTR changed its name to GelStat Corporation. Effective March 17, 2004, GS Corp. was merged into its parent, GelStat Corporation.

In 2004, the Company formed a wholly-owned subsidiary, GS Pharma, Inc. (GS Pharma), to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. During the remainder of 2004, this subsidiary evaluated potential business opportunities, but had no financial activity or licensing agreements in place. Effective January 1, 2005, GS Pharma entered into a license agreement with DTLL, Inc. (DTLL), a Minnesota Corporation, in exchange for 12,500,000 shares of DTLL common stock (Note 3). At the closing of the transaction, GelStat Corporation beneficially owned approximately 94% of the outstanding DTLL common stock. Effective March 25, 2005, GS Pharma changed its name to GSC Subsidiary, Inc.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Minority interest in results of operations represents the minority shareholders' share of the net loss, of DTLL. The minority interest in the consolidated balance sheets reflect the minority shareholders ownership allocation at the date of the acquisition of DTLL, additional increase in minority interest due to the issuance of additional shares of DTLL during the first quarter of 2005, along with the minority stockholders' proportional share of the losses in DTLL. During the second quarter of 2005, the minority interest proportional share of losses in DTLL was limited to the minority interest basis.

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out
(FIFO) method) or market. Inventories consisted of the following at:

                            June 30, 2005       December 31, 2004
                             ------------         ------------
Raw materials                $     17,658         $    144,041
Work-in-process                        --               34,197
Finished goods                  1,664,933            1,131,323
                             ------------         ------------
                             $  1,682,591         $  1,309,561
                             ============         ============

Patents

Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of June 30, 2005, the Company had filed five patent applications and no patents had been issued.

Research and Development Costs

The Company expenses research and development costs as incurred.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $132,461, $174,661, $337,917, $221,752 and $2,671,082 for the three and six months ended June 30, 2005 and 2004 and for the period from June 25, 2002 to June 30, 2005, respectfully.

Prepaid Consulting

Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to public relations, distribution consulting, investor relations and general operations conducted in the normal course of business. These costs are being expensed over the terms of the contracts (generally 12 months) using the straight-line method.

Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three and six months ended June 30, 2005 and 2004 there was no impairment of assets. During the period from June 25, 2002 (inception) to June 30, 2005, the Company recorded an impairment of tooling (property and equipment) of $167,000 due to the Company's redesign and location of its production process. The entire carrying amount of the equipment was recorded as an impairment loss.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GelStat have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                                                                                                  June 25, 2002
                                              The three months ended June 30,    The six months ended June 30,    (inception) to
                                                   2005             2004             2005             2004        June 30, 2005
                                               ------------     ------------     ------------     ------------     ------------
Net loss, as reported                          $ (1,542,508)    $ (1,088,216)    $ (2,616,931)    $ (1,900,702)    $(10,466,222)

     Add: Stock-based employee compensation
     expense included in reported net loss          265,000           24,750          265,000           27,000          292,000
     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards        (438,430)         (59,735)        (421,108)         (95,935)      (1,305,500)
                                               ------------     ------------     ------------     ------------     ------------
Pro forma net loss                             $ (1,715,938)    $ (1,123,201)    $ (2,773,039)    $ (1,969,637)    $(11,479,722)
                                               ============     ============     ============     ============     ============

Loss per share:
     Basic and diluted, as reported            $      (0.11)    $      (0.10)    $      (0.20)    $      (0.19)    $      (1.18)
                                               ============     ============     ============     ============     ============
     Basic and diluted, proforma               $      (0.12)    $      (0.11)    $      (0.21)    $      (0.19)    $      (1.29)
                                               ============     ============     ============     ============     ============

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three and six months ended June 30, 2005 and 2004, and the period from June 25, 2002 (inception) to June 30, 2005 were anti-dilutive.

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

In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition in Financial Statements", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, the Company recognizes revenue at the time of shipment of the merchandise.

The Company recognizes Pay-on-Scan sales as revenues at the earlier of when 1) the Company is notified of the customer's sales through periodic sales reports,
2) the Company receives payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company generated gross revenues of $179,381 and $195,663, excluding required revenue recognition adjustments of $55,835 and $178,924, for the three months ending June 30, 2005 and 2004, respectively. The Company generated gross revenues of $231,179 and $195,663 excluding required revenue recognition adjustments of $62,114 and $178,924 for the six months ending June 30, 2005 and 2004, respectively.

Recent Accounting Standards

In June 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 "Accounting Charges and Error Corrections," a replacement of APB opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

NOTE 2 - Development Stage Company

The Company is a development stage company that has generated net revenues of $413,915 and has incurred net losses since inception totaling $10,466,222.

To fund its operations to date during the development stage, the Company has issued common stock for cash, issued equity instruments for services, and obtained proceeds from short-term loans. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, i.e., these consolidated financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it continuing to generate revenues through sales of its products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that capital will be available or available on terms favorable to the Company.

NOTE 3 - Merger

Effective January 1, 2005, GS Pharma, Inc. (n/k/a GSC Subsidiary, Inc.) a wholly-owned subsidiary of GelStat Corporation entered into a license agreement with DTLL, Inc., a Minnesota corporation, in exchange for 12,500,000 shares of DTLL common stock. At the closing of that transaction, GelStat Corporation beneficially owned approximately 94% of the outstanding DTLL common stock.

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

                               Three months ended                      Six months ended
                                     June 30,                              June 30,
                          -------------------------------       -------------------------------
                              2005               2004               2005               2004
                                               (Proforma)                           (Proforma)
                          ------------       ------------       ------------       ------------
Total revenue             $    123,546       $     16,739       $    169,065       $     16,739
Loss from operations      $ (1,444,829)      $ (1,153,685)      $ (2,620,607)      $ (2,012,738)
Loss per share            $      (0.11)      $      (0.11)      $      (0.20)      $      (0.20)

Equivalent Shares           13,887,681         10,541,600         13,336,291         10,162,120

NOTE 4 - Stockholders' Equity

During April 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $223,712 in connection with a private placement offering. The Company issued five-year warrants with an exercise price of $1.00 as commission for the equity financing to purchase 123,700 shares of common stock.

During the three months ended June 30, 2005, the Company issued 155,000 shares of common stock at prices ranging from $.70 to $6.45 per share for services rendered or to be rendered valued at $442,000.

During the three months ended June 30, 2005, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50. The Company determined the fair value of warrant to be $69,500 based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.81% and an expected life of five years.

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

During the six months ended June 30, 2005, warrants to purchase 54,000 shares of common stock were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

NOTE 5 - Short Term Convertible Notes Payable

On December 2, 2004, the Company issued unsecured convertible promissory notes related to a private placement of short term debt. The notes were issued to six individuals in principal amounts ranging from $60,000 to $120,000 for a total of $474,000. The Company agreed to repay the principal amount in its entirety within three business days after the Company closed on net proceeds of at least $2,000,000 obtained through any offering of its securities, including any debt, common stock or preferred stock, or if earlier, on February 2, 2005. If the Company closed on $2,000,000 or more in net proceeds through an offering of its securities, the promissory note holders had the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable was contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would have been recognized when the triggering event occurred. In lieu of interest, the Company issued to the note holders five-year warrants to purchase 79,000 shares of common stock at an exercise price of $3.00. The warrants were valued using the Black-Scholes pricing model using the following factors: dividend yield of 0%, expected volatility of 158%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants were amortized over the life of the notes using the straight-line method, which approximates the interest method.

The Company paid $24,000 of the principal balance of the notes during the three months ended March 31, 2005. During the first quarter the note holders agreed to extend the payment of the remaining balance of $450,000 to June 2, 2005. In lieu of interest during the period up to the extended due date, the Company issued to the note holders five-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00. The warrants were valued using the Black-Scholes pricing model using the following factors: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants of $276,000 was amortized over the extended life of the notes using the straight-line method, which approximates the interest method.

The Company paid an additional $15,000 of the principal during the three months ended June 30, 2005. The Company is in the process of negotiating the settlement of the remaining note balance of $435,000 outstanding at June 30, 2005.

NOTE 6 - Related Party Transactions

The Company entered into an agreement with Mitchell Health Technologies ("MHT") in September 2002 in which MHT was to provide consulting services in exchange for cash compensation not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for payments of up to $125,000. During the three and six months ended June 30, 2005 and 2004, and the period from June 25, 2002 (inception) to June 30, 2005, the Company paid $0, $0, $0, $40,000, and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated. Russ Mitchell was president of Gelstat Corporation at the time of the agreement and was the founder and principal shareholder of MHT.

On December 2, 2004, the Company borrowed $102,000 from a director of the Company for a term ending on February 2, 2005, or, if earlier, upon a $2,000,000 financing, as discussed in Note 5, above. In lieu of interest, the Company issued to the director a five-year warrant to purchase 17,000 shares of common stock at an exercise price of $3.00. The repayment date for $78,000 of the note was extended to June 2, 2005, and in lieu of interest for the extension period, the Company issued to the director a five-year warrant to purchase 13,000 shares of common stock at an exercise price of $1.00. The Company paid an additional $15,000 of the principal note balance during the three months ended June 30, 2005.

NOTE 7 - Concentrations

During the three months ended June 30, 2005, the Company had customers accounting for 24%, 17% and 16% of gross sales revenue. During the six months ended June 30, 2005, the Company had customers accounting for 19%, 15% and 12% of gross sales revenue. During the three and six months ended June 30, 2004, the Company had customers accounting for 31%, 24% and 16% of gross sales revenue.

At June 30, 2005, the Company had three customers accounting for 36%, 18% and 12% of accounts receivable. At December 31, 2004, the Company had one customer accounting for 59% of the total accounts receivable balance.

NOTE 8 - Legal Proceedings

On July 30, 2004, the Company and Stephen Roberts, the Company's chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserts a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Dr. Roberts and the Company dispute Mr. Hauser's claims, believe they are entirely without merit, and intend to defend vigorously against the action. The Company is unable to estimate the exact amount of the loss, if any, and believes the loss may be in the range of $0 to $725,000. Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount. As such, the Company has not accrued any liability related to this case as of June 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company. The Company intends to continue to vigorously defend this matter.

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

NOTE 9 - Supplemental Cashflow Information

                                                                                                  Period from
                                                                                                 June 25, 2002
                                                                   Six months ended June 30,    (inception) to
                                                                     2005            2004        June 30, 2005
                                                                 ------------    ------------    ------------
Supplemental cash flow disclosures:
     Cash paid for interest                                      $        113    $         --    $        291
     Cash paid for income taxes                                            --              --           2,587

Noncash investing and financing activities:

     Issuance of common stock in exchange
     for assets and liabilities in connection with merger

       Other current assets                                      $         --    $         --    $    115,064
       Notes receivable                                                    --              --         967,219
       Property and equipment                                              --              --             764
       Other assets                                                        --              --          25,000
       Current liabilities                                                 --              --          34,019
       Deferred gain                                                       --              --          25,000

     Issuance of license agreement in
     exchange for assets and liabilities
     in connection with merger

        Accounts receivable                                      $        600    $         --    $        600
        Accounts payable                                                  222              --             222
        Accrued expenses                                               63,504              --          63,504
        Minority interest                                              27,002              --          27,002

     Common stock issued in lieu of cash
     for accrued expenses                                        $         --    $     20,222    $     20,222

     Issuance of common stock in exchange
     for subscription receivable                                 $         --    $    100,000    $    275,230

     Warrants issued in connection with
     extension of short-term convertible
     notes payable                                               $    276,000    $         --    $    276,000

NOTE 10 - Subsequent Events

During July 2005, the Company issued a secured short term convertible promissory note payable in the amount of $100,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) three business days of that date on which the Company closes on cumulative net proceeds of $2,000,000 or greater which are obtained through any offering of its securities, including without limitation any debt, common stock or preferred stock or (ii) October 1, 2005. If the Company closes on $2,000,000 or more in net proceeds through an offering of its securities, the promissory note holder has the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value will be recognized when the triggering event occurs. In lieu of interest, the Company issued to the note holder 50,000 shares of common stock valued at $39,000.

During July 2005, the Company issued 660,000 shares of common stock at prices ranging from $.62 to $.65 per share for services rendered in July or to be rendered during the next twelve months valued at $418,200.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

STATEMENTS OTHER THAN CURRENT OR HISTORICAL INFORMATION INCLUDED IN THIS REPORT ON FORM 10-QSB, IN FUTURE FILINGS BY GELSTAT CORPORATION (THE "COMPANY" OR "GELSTAT") WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN GELSTAT'S PRESS RELEASES AND ORAL STATEMENTS MADE WITH THE APPROVAL OF AUTHORIZED EXECUTIVE OFFICERS, SHOULD BE CONSIDERED "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. GELSTAT WISHES TO CAUTION THE READER NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS.

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

GelStat intends to market and distribute its OTC products primarily through mainstream chain drug store, food store, and mass merchandise retailers. Commercial shipments of GelStat Migraine commenced in June 2004. As of June 30, 2005 the Company has shipped in total approximately 215,000 consumer packages of GelStat Migraine to leading retailers representing over 16,000 retail locations across the United States.

GelStat Migraine is presently available at food, drug and discount stores including Walgreens, CVS, RiteAid, Osco Drug, Sav-on Drug, Eckerd, Brooks Pharmacy, Longs Drug, Snyder's, Basha's, Fred Meyer, Giant Carlisle, H.E.B., Meijer, Raley's, ShopKo, Drugstore.com and many others that collectively represent over 20,000 retail locations. GelStat Migraine is also available through most leading drug wholesalers, including Amerisource Bergen, Cardinal Health, McKesson, F. Dohman, D&K Healthcare and many others. The Company has received reorders from retailers and distributors following their initial stocking orders and believes it will continue to receive a significant number of initial orders followed by reorders for GelStat Migraine over the coming months. The Company expects that it will continue to experience growth in the total number of retail locations stocking GelStat Migraine and has received indications of interest or verbal commitments from a number of specific retailers.

The Company continues to meet its customers' immediate volume and delivery requirements. In addition, the Company built a substantial inventory of GelStat Migraine in anticipation of the increased demand expected to result from planned national advertising of GelStat Migraine in 2005. In the year ended December 31, 2004, the Company produced more than 900,000 consumer packages of GelStat Migraine and at June 30, 2005 held approximately $1.7 million of GelStat Migraine finished goods (at cost) in inventory. The Company will continue to build inventory and increase manufacturing capacity as needed subject to available funding.

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

Consistent with clinical data obtained thus far, GelStat Migraine is intended to be used as a first-line treatment, early in the course of a migraine headache, for acute relief from migraine headache pain and associated symptoms. A second clinical trial of GelStat Migraine has now been completed, and the Company plans on conducting several additional clinical trials of GelStat Migraine and other GelStat products. The results of future and ongoing trials are uncertain, but are expected to provide additional data on the efficacy of GelStat products. Additional trials of GelStat Migraine could result in a substantially expanded market for the product or support the planned development of new versions meant to address various other aspects of migraine treatment. Additional applications or versions could include those specifically for the treatment of pediatric migraine, for migraine prophylaxis (prevention of migraine onset via daily use of product).

In conjunction with its first product, the Company has developed a sublingual (under the tongue) delivery system: the OraDose(TM) System. The OraDose System is designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a proprietary product that utilizes a unique delivery system in combination with a unique formulation and that is expected to provide fast relief from migraine headaches for most users more effectively than other OTC products, and at a fraction of the cost of prescription medications.

Sublingual administration can be an advantageous drug delivery method, particularly because of the speed with which active ingredients reach the bloodstream relative to the orally ingested capsules or tablets generally employed in OTC products. The Company believes that sublingual administration is underutilized, especially in the OTC marketplace, and that other OTC products can be developed economically as a result of its accumulated experience with transmucosal drug delivery (e.g. sublingual delivery) and by employing the OraDose System or other sublingual or transmucosal drug delivery systems.

GelStat is committed to building a portfolio of products addressing consumer health care conditions and believes that each of its present or planned products offers significant commercial potential. The Company has now introduced and shipped GelStat Arthritis, and plans to introduce several additional new products. Planned product introductions include "GelStat(TM) Sinus," and "GelStat(TM) Sleep." GelStat Arthritis is an OTC homeopathic drug for the treatment of pain and inflammation associated with arthritis. More than 40 million Americans have some form of arthritis according to the National Institutes of Health. GelStat Sinus is an OTC homeopathic drug for the treatment of nasal and sinus symptoms (including congestion, pressure and headache). The National Institute of Allergy and Infectious Disease estimates that 37 million Americans are affected by sinusitis every year and health care workers report 33 million cases of chronic sinusitis to the U.S. Centers for Disease Control and Prevention annually. GelStat Sleep is expected to be sold as a nutritional supplement for the promotion of healthy sleep. Approximately 70 million Americans are reported to be "problem sleepers."

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

On January 1, 2005, GS Pharma assigned all rights in the license previously granted to it by GelStat to DTLL, Inc. (OTCBB: DTLI) in exchange for 12.5 million shares of DTLL. GelStat now beneficially owns these 12.5 million shares, or approximately 94 percent of the outstanding shares of DTLL, through its wholly owned subsidiary. In connection with the transaction, Stephen Roberts, M.D., the Company's chairman and CEO, become DTLL's president and chief executive officer. DTLL intends to change its name to "GS Pharma" Effective March 25, 2005, GS Pharma changed its name to GSC Subsidiary, Inc. so that the GS Pharma name could be used for a renaming of DTLL.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is an overview of income and expenses during the three and six months ended June 30, 2005 compared to June 30, 2004.

For the three months ended June 30, 2005 and 2004 the Company had net revenues of $123,546 and $16,739, respectively, with gross revenues of $179,381 and $195,663, respectively, excluding required revenue recognition adjustments of $55,835 and $178,924, respectively. For the six months ended June 30, 2005 and 2004 the Company had net revenues of $169,065 and $16,739, respectively, with gross revenues of $231,179 and $195,663, respectively, excluding required revenue recognition adjustments of $62,114 and $178,924, respectively.

The Company uses a variety of trade and merchandising programs to promote the sales of its products as they are launched into the marketplace. Since the commencement of GelStat Migraine shipments to retailers in June 2004, the following programs have been employed and are expected to be used in a similar manner in the future to promote the Company's current and future products.

Trade promotions provided to our customers and distributors in the form of free merchandise are substantially comprised of a limited amount of free product offered in connection with the initial stocking order of a new retail chain customer. These trade programs are recorded as a reduction in revenues. As of June 30, 2005, the Company accrued $37,470, for these trade promotions as a reduction from gross revenues, and expects to use such programs for certain new retail chains expected to become customers in the future.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are also used by the Company, and are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of June 30, 2005, the Company accrued $160,215 for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues, and expects to continue such programs for enhancing the sell-through of its products at the retailer level.

In addition the Company completed coupon drops in April 2005, May 2005 and June 2005 in which 50.8 million, 30.6 million and 28.8 million coupons, respectively were circulated in Sunday newspapers in major metropolitan areas.

Cost of goods sold for the three months ended June 30, 2005 and 2004 were $125,635 and $218,564, respectively. Cost of goods sold for the six months ended June 30, 2005 and 2004 were $185,274 and $218,564, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were $1,350,427 and $838,496, respectively. Selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 were $2,474,735 and $1,495,884, respectively. The increase in 2005 compared to 2004 is due to the increased sales activity and associated advertising and administrative costs.

Research and development expenses for the three months ended June 30, 2005 and 2004 were $92,313 and $48,100, respectively. Research and development expenses for the six months ended June 30, 2005 and 2004 were $129,663 and $203,550, respectively. The Company plans to substantially increase expenditures on research and development in the last half of 2005, primarily in the performance of additional clinical trials and the development and commercialization of new products.

For the three months ended June 30, 2005 and 2004 the Company recorded interest income of $0 and $205, respectively. For the six months ended June 30, 2005 and 2004 the Company recorded interest income of $357 and $557, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

The Company recorded interest expense of $137,728 and $0 for the three months ended June 30, 2005 and 2004, respectively. The Company recorded interest expense of $460,701 and $0 for the six months ended June 30, 2005 and 2004, respectively. Interest expense relates to amortization of the discount related to the short term notes the Company issued in December 2004 and extended in February 2005. At June 30, 2005, notes payable with a principal balance of $435,000 are outstanding. The Company is in the process of negotiating the settlement of the remaining balance.

For the six months ended June 30, 2005, the Company recorded a gain of $27,002 on the exchange of a license agreement for 12,500,000 shares of common stock of DTLL. The excess book value received over this gain, in the amount of $382,376, was recorded as an extraordinary gain.

For the three and six months ended June 30, 2005, $40,049 and $54,642, respectively, of the loss attributable to DTLL was allocated to minority interest in consolidated subsidiary.

Recent Accounting Pronouncements

In June 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 "Accounting Charges and Error Corrections," a replacement of APB opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES

Inventories

At June 30, 2005, the Company had inventory of $1,682,591. We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. Management reviews sales, shipped goods and available inventory quantities on a weekly basis and record a provision for excess and obsolete inventory if considered necessary. Changes in the marketplace or introduction of new products could result in an increase in the amount of obsolete inventory quantities.

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

The Company had gross revenues of $231,179 for the six months ended June 30, 2005, excluding required revenue recognition adjustments of $62,114.

The Company recognizes Pay-on-Scan sales as revenues at the earlier of when 1) we are notified of the customer's sales through periodic sales reports, 2) we receive payments from the customer or 3) when the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends 90 to 180 days after the date of first shipment under Pay-on-Scan or earlier when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. As of June 30, 2005, the Company had accrued $4,529 for product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. As of June 30, 2005, the Company had accrued $37,470 for trade promotions.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of June 30, 2005, the Company accrued $160,215 for TPR programs, merchandising fees, co-op advertising, coupons and slotting expenses as a reduction from gross revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash of $140,943, a decrease of $32,377 from the cash position of the Company as of December 31, 2004, which was $173,320. The change is attributable to the cash flow impact of timing of collections related to sales activity, inventory build and other working capital requirements, cash expenditures relating to coupon drops, partially offset by the proceeds from the sale of common stock and the merger of DTLL.

As of August 5, 2005, the Company had cash of $77,267. The Company plans to raise additional capital, but there can be no assurance that capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

As of August 1, 2005, the Company's principal commitments consist of long term leases for its corporate offices and research and development facilities, as well as short-term convertible notes payable of $535,000, of which $435,000 is past due.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and that the material weaknesses discussed below did not impact the quality of the financial information provided on a quarterly or annual basis.

Financial Controls

During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control, which they considered to be a "material weaknesses" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On April 14, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to (A) the lack of accounting personnel with the experience to properly prepare and report financial results, and (B) the lack of a formal journal entry approval process and other financial oversight.

Subsequently, the Audit Committee developed a corrective action plan consisting of (A) reorganization of the accounting department in order to provide the Company with personnel possessing the necessary experience to more timely and properly prepare and report the Company's financial results, and (B) developing and instituting new policies, including a formal journal entry approval process and other financial oversight.

As of the date of this Quarterly Report on Form 10-QSB, we believe the actions outlined above have corrected the deficiencies in internal controls that were considered to be a material weakness.

There can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 30, 2004, the Company was served with a Summons and Complaint entitled "Peter Hauser vs. Gelstat Corporation and Stephen C. Roberts." The action is to be heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County). Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserts a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Dr. Roberts and the Company dispute Mr. Hauser's claims and intend to defend against the action. The Company is unable to estimate the exact amount of the loss, if any, and believes the loss may be in the range of $0 to $725,000. Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount. As such, the Company has not accrued any liability related to this case as of June 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company. The Company intends to continue to vigorously defend this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended June 30, 2005:

      (a) During April, 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $223,712 in connection with a private placement offering. The Company issued five-year warrants to purchase 123,700 shares of common stock at an exercise price of $1.00 as commission for financing.

      (b) During the three months ended June 30, 2005, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50. The Company determined the fair value of warrant to be $69,500.

      (c) During the three months ended June 30, 2005, the Company issued 155,000 shares of common stock valued at $422,000 for services rendered.

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

                                        GELSTAT CORPORATION

Date:  August 15, 2005                  By  /s/ Stephen C. Roberts
                                        --------------------------------
                                        Name:   Stephen C. Roberts
                                        Title:  Chief Executive Officer

                                        By  /s/ Donald Miller
                                        --------------------------------
                                        Name:   Donald Miller
                                        Title:  Chief Financial Officer