Form 10QSB
period 2005-09-30
GELSTAT CORP
filed 2005-11-15
CIK 890725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                              1650 West 82nd Street
                                   Suite 1200
                          Bloomington, Minnesota 55431
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (952) 881-4105
                          (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format Yes [ ] No [X]

As of November 14, 2005, 15,576,275 shares of the Issuer's Common Stock were outstanding.

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS
            Condensed consolidated balance sheets                              3
            Condensed consolidated statements of operations                    4
            Condensed consolidated statements of cash flows                    5
            Notes to condensed consolidated financial statements               6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                         16

  ITEM 3.   CONTROLS AND PROCEDURES                                           21

PART II. OTHER INFORMATION

  ITEM  1.  LEGAL PROCEEDINGS                                                 22

  ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       22

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   23

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               23

  ITEM 5.   OTHER INFORMATION                                                 23

  ITEM 6.   EXHIBITS                                                          23

SIGNATURES                                                                    24

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
                                                                    2005           2004
                                                                (Unaudited)     (Audited)
                                                               ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                                 $     64,623    $    173,320
     Accounts receivable                                            273,064         206,495
     Inventories                                                  1,593,257       1,309,561
     Prepaid consulting                                             642,979         215,841
     Prepaid expenses                                                79,662         101,597
     Subscription receivable                                             --         275,230
     Other current assets                                            60,000          60,000
                                                               ------------    ------------
     Total Current Assets                                         2,713,585       2,342,044
                                                               ------------    ------------

                                                               ------------    ------------
Property and Equipment, net                                          91,645         110,708
                                                               ------------    ------------

Other Assets
     Patents                                                        127,934          99,807
     Lease deposits                                                  10,192           7,692
     Other asset                                                     29,500              --
                                                               ------------    ------------
     Total Other Assets                                             167,626         107,499
                                                               ------------    ------------
TOTAL ASSETS                                                   $  2,972,856    $  2,560,251
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term convertible notes payable,
      net of original issue discount                           $    535,000    $    289,140
     Accounts payable                                               678,797         446,222
     Accrued expenses                                               382,589         377,042
                                                               ------------    ------------
     Total Current Liabilities                                    1,596,386       1,112,404
                                                               ------------    ------------

     Total Liabilities                                            1,596,386       1,112,404
                                                               ------------    ------------

Minority Interest in Subsidiary                                          --              --
                                                               ------------    ------------

Stockholders' Equity
     Undesignated 10,000,000 shares
     Common stock, $.01 par value
     per share 50,000,000 shares authorized
     15,576,275 and 12,759,751 shares issued and outstanding        155,762         127,598
     Additional paid-in capital                                  12,400,065       9,169,540
     Deficit accumulated during the development stage           (11,179,357)     (7,849,291)
                                                               ------------    ------------

     Total Stockholders' Equity                                   1,376,470       1,447,847
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,972,856    $  2,560,251
                                                               ============    ============

    See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              Period from
                                                  Three months ended              Nine months ended          June 25, 2002
                                                     September 30,                   September 30,            (inception)
                                            ----------------------------    ----------------------------    to September 30,
                                                2005           2004             2005             2004             2005
                                            ------------    ------------    ------------    ------------    ----------------

Revenues, net                               $     77,615    $    157,463    $    246,680    $    174,202    $        491,530

Cost of Goods Sold                               107,257          65,557         292,531         284,121             857,506
                                            ------------    ------------    ------------    ------------    ----------------

Gross Loss                                       (29,642)         91,906         (45,851)       (109,919)           (365,976)
                                            ------------    ------------    ------------    ------------    ----------------

Operating Expenses

     Selling, general and administrative         973,747       2,462,168       3,515,982       3,958,069          10,354,961
     Impairment on property and equipment             --         167,000              --         166,983             167,000
     Research and development                     55,832          23,518         117,995         227,068             461,004
                                            ------------    ------------    ------------    ------------    ----------------

     Total Operating Expenses                  1,029,579       2,652,686       3,633,977       4,352,120          10,982,965
                                            ------------    ------------    ------------    ------------    ----------------

         Loss from Operations                 (1,059,221)     (2,560,780)     (3,679,828)     (4,462,039)        (11,348,941)
                                            ------------    ------------    ------------    ------------    ----------------

Other Income and (Expense)

     Gain on sale of technology                       --              --          27,002              --              27,002
     Interest expense                            (66,423)             --        (527,124)             --            (712,182)
     Interest income                                 150              --             507             557               5,387
                                            ------------    ------------    ------------    ------------    ----------------

         Net Other Income (Expense)              (66,273)             --        (499,615)            557            (679,793)
                                            ------------    ------------    ------------    ------------    ----------------

Minority interest in loss of
  consolidated subsidiary                                            --           54,642              --             54,642
                                            ------------    ------------    ------------    ------------    ----------------

Loss before extraordinary gain                (1,125,494)     (2,560,780)     (4,124,801)     (4,461,482)        (11,974,092)

Extraordinary gain                                    --              --         382,376              --             382,376
                                            ------------    ------------    ------------    ------------    ----------------

Net Loss                                    $ (1,125,494)   $ (2,560,780)   $ (3,742,425)   $ (4,461,482)   $    (11,591,716)
                                            ============    ============    ============    ============    ================

Loss before extraordinary gain per
  common share
     Basic and Diluted                      $      (0.07)   $      (0.22)   $      (0.30)   $      (0.42)   $          (1.29)

Extraodinary gain per common share
     Basic and Diluted                              0.00            0.00            0.03            0.00                0.04
                                            ------------    ------------    ------------    ------------    ----------------

Net Loss per common share:
     Basic and Diluted                      $      (0.07)   $      (0.22)   $      (0.27)   $      (0.42)   $          (1.25)
                                            ============    ============    ============    ============    ================

Weighted Average Shares Outstanding:          15,043,014      11,608,716      13,848,191      10,646,002           9,289,852
                                            ============    ============    ============    ============    ================

   See accompanying notes to the condensed consolidated financial statements

                               GELSTAT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Period from
                                                                        Nine Months Ended           June 25, 2002
                                                                          September 30,              (inception)
                                                                  ----------------------------     to September 30,
                                                                      2005           2004               2005
                                                                  ------------    ------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                                        $ (3,742,425)   $ (4,461,482)    $   (11,591,716)
  Adjustments to reconcile net loss to net cash flows
  from operating activities:
       Minority interest in net loss of consolidated subsidiary        (54,642)             --             (54,642)
       Extraordinary gain on acquisition of DTLL                      (382,376)             --            (382,376)
       Gain on sale of technology to DTLL                              (27,002)             --             (27,002)
       Depreciation and amortization                                    21,117          12,869              43,704
       Amortization of original issue discount                         460,860              --             645,720
       Warrants issued for services                                    166,150          13,920             180,070
       Common stock issued for services                              1,405,450         708,929           2,916,988
       Common stock issued for interest expense                         39,000              --              39,000
       Expense from stock based transaction                                 --              --              20,222
       Loss on disposal of property and equipment                           --              --               1,805
       Stock options issued below fair market value                         --          27,000              27,000
       Impairment on property and equipment                                 --         166,983             167,000
       Changes in operating assets and liabilities:                         --              --                  --
           Accounts receivables                                        (65,969)       (133,379)           (272,464)
           Inventories                                                (283,696)     (1,052,917)         (1,593,257)
           Prepaid consulting                                         (427,138)        365,341            (642,979)
           Prepaid expenses                                             21,935        (131,943)             (2,272)
           Other current assets                                             --          10,248             (22,326)
           Accounts payable                                            232,353       1,110,771             678,575
           Accrued expenses                                            (57,957)        134,863             285,066
           Deferred revenue                                                 --          53,233                  --
                                                                  ------------    ------------     ---------------
              Net Cash Flows from Operating Activities              (2,694,340)     (3,175,564)         (9,583,884)
                                                                  ------------    ------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES

  Cash received from mergers                                           499,505              --             892,983
  Proceeds from note receivable acquired in merger                          --              --             467,219
  Purchases of property and equipment                                   (2,054)        (45,540)           (303,390)
  Patent acquisition costs                                             (28,127)        (32,398)           (127,934)
  Lease deposits                                                        (2,500)         (2,000)            (10,192)
                                                                  ------------    ------------     ---------------
              Net Cash Flows from Investing Activities                 466,824         (79,938)            918,686
                                                                  ------------    ------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from note payable                                                --              --             500,000
  Proceeds from short term convertible notes payable and
       warrants issued                                                      --              --             474,000
  Proceeds from short-term convertible notes payable                   100,000                             100,000
  Repayment of short-term convertible notes payable                    (39,000)             --             (39,000)
  Issuance of common stock and common stock warrants,
       net of expenses                                               1,782,589       4,383,802           7,342,391
  Exercise of stock options                                                 --          13,750              56,000
  Exercise of warrants                                                      --             825               7,825
  Purchase of warrants                                                      --              --              10,000
  Payments received on stock subscriptions receivable                  275,230           3,375             278,605
                                                                  ------------    ------------     ---------------
              Net Cash Flows from Financing Activities               2,118,819       4,401,752           8,729,821
                                                                  ------------    ------------     ---------------

       Net Change in Cash and Cash Equivalents                        (108,697)      1,146,250              64,623

CASH AND CASH EQUIVALENTS, Beginning of Period                         173,320         417,839                  --
                                                                  ------------    ------------     ---------------

CASH AND CASH EQUIVALENTS, End of Period                          $     64,623    $  1,564,089     $        64,623
                                                                  ============    ============     ===============

   See accompanying notes to the condensed consolidated financial statements

GELSTAT CORPORATION (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

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

The Company's first product is GelStat(TM) Migraine, a patent pending solution designed to provide acute relief from migraine and migraine-like headaches. In conjunction with this first product, the Company developed a delivery system designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a product that is believed to provide fast relief from migraine for most users at a fraction of the cost of prescription medications. GelStat Migraine shipments to retailers and wholesalers across the United States commenced in June 2004. By the end of 2004, distribution of GelStat Migraine had expanded to include food, drug store and mass market retailers representing approximately 16,000 retail outlets. GelStat Migraine is presently available at 11 of the 12 largest drug store chains in the United States and other food, drug and discount stores that collectively represent over 20,000 retail locations. GelStat Migraine is also available through the 12 largest drug wholesalers in the nation. GelStat Migraine is an OTC homeopathic drug.

The Company has also completed development of GelStat(TM) Arthritis, which is now available for sale on the Company's web site. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. GelStat Arthritis is an OTC homeopathic drug. GelStat(TM) Sinus is presently under final development and is intended to be marketed as a remedy for nasal and/or sinus congestion, irritation, pressure and sinus headache. GelStat Sinus is expected to be marketed as an OTC homeopathic drug. GelStat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. GelStat Sleep is expected to be classified as a dietary supplement.

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

In 2004, the Company formed a wholly-owned subsidiary, GS Pharma, Inc. (GS Pharma), to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property and its pending and now ongoing research and development work. During the remainder of 2004, this subsidiary evaluated potential business opportunities, but had no financial activity or licensing agreements in place. Effective January 1, 2005, GS Pharma entered into a license agreement with DTLL, Inc. ("DTLL"), a Minnesota corporation, in exchange for 12,500,000 shares of DTLL common stock (Note 3). At the closing of the transaction, GelStat Corporation beneficially owned approximately 94% of the outstanding DTLL common stock. Effective March 25, 2005, GS Pharma changed its name to GSC Subsidiary, Inc.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Minority interest in results of operations represents the minority shareholders' share of the net loss of DTLL. The minority interest in the consolidated balance sheets reflect the minority shareholders' ownership allocation at the date of the acquisition of DTLL, additional increase in minority interest due to the issuance of additional shares of DTLL during the first quarter of 2005, along with the minority shareholders' proportional share of the losses in DTLL. The minority interest proportional share of losses in DTLL is limited to the minority interest basis.

Inventories
Inventories are valued at the lower of cost (using the first-in, first-out
(FIFO) method) or market. Inventories consisted of the following at:


                  September 30,    December 31,
                       2005            2004
                  -------------   -------------
Raw materials     $      19,643   $     144,041
Work-in-process           5,905          34,197
Finished goods        1,567,709       1,131,323
                  -------------   -------------
                  $   1,593,257   $   1,309,561
                  =============   =============


Patents
Patent costs will be amortized over their estimated useful life using the straight-line method upon the patent issuance date. As of September 30, 2005, the Company had filed five patent applications and no patents had been issued.

Research and Development Costs
The Company expenses research and development costs as incurred.

Advertising
Advertising costs are charged to operations when incurred. Advertising expense was $112,295 and $450,276 for the three and nine months ended September 30, 2005, respectively; $1,094,054 and $1,315,806 for the three and nine months ended September 30, 2004, respectively; and $2,985,101 for the period from June 25, 2002 to September 30, 2005.

Prepaid Consulting
Prepaid consulting includes cash and/or common stock issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. These costs are being expensed over the terms of the contracts (generally 12 months) using the straight-line method.

Impairment
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three and nine months ended September 30, 2005 there was no impairment of assets. During the three and nine months ended September 30, 2004, and the period from June 25, 2002 (inception) to September 30, 2005, the Company recorded an impairment of tooling (property and equipment) of $167,000 due to the Company's redesign and location of its production process. The entire carrying amount of the equipment was recorded as an impairment loss.

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

Unaudited Financial Statements
The accompanying unaudited condensed consolidated financial statements of GelStat have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

Stock-Based Compensation
In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

                                            The three months ended              The nine months             June 25, 2002
                                                 September 30,                ended September 30,          (inception) to
                                              2005           2004            2005            2004        September 30, 2005
                                         ------------    ------------    ------------    ------------    -----------------
Net loss, as reported                    $ (1,125,494)   $ (2,560,780)   $ (3,742,425)   $ (4,461,482)   $     (11,591,716)

     Add: Stock-based employee
     compensation expense included
     in reported net loss                      48,000              --         313,000          27,000              340,000

     Deduct: Total stock-based
     employee compensation expense
     determined under fair value based
     method for all awards                   (171,922)       (373,468)       (593,030)       (469,403)          (1,477,422)
                                         ------------    ------------    ------------    ------------    -----------------
Pro forma net loss                       $ (1,249,416)   $ (2,934,248)   $ (4,022,455)   $ (4,903,885)   $     (12,729,138)
                                         ============    ============    ============    ============    =================

Loss per share:
     Basic and diluted, as reported      $      (0.07)   $      (0.22)   $      (0.27)   $      (0.42)   $           (1.25)
                                         ============    ============    ============    ============    =================
     Basic and diluted, proforma         $      (0.08)   $      (0.25)   $      (0.29)   $      (0.46)   $           (1.37)
                                         ============    ============    ============    ============    =================

Basic and Diluted Shares Outstanding       15,043,014      11,608,716      13,848,191      10,646,002            9,289,852

Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. All options and warrants outstanding during the three and nine months ended September 30, 2005 and 2004, and the period from June 25, 2002 (inception) to September 30, 2005 were anti-dilutive.

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

The Company recognizes Pay-on-Scan sales as revenues at the earliest of the following events: 1) the Company is notified of the customer's sales through periodic sales reports; 2) the Company receives payments from the customer; or
3) the customer reorders a specified quantity of the relevant product. Pay-on-Scan revenue recognition treatment typically ends when persuasive evidence exists that a customer or distributor has agreed to terminate the Pay-on-Scan arrangement in favor of a traditional sales arrangement.

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

NOTE 2 - Development Stage Company

The Company is a development stage company that has generated net revenues of $491,530 and has incurred net losses since inception totaling $11,591,716.

To fund its operations to date during the development stage, the Company has issued common stock for cash, issued equity instruments for services, and obtained proceeds from short-term loans. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, i.e., these consolidated financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on it continuing to generate revenues through sales of its products, achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and to fund expenses to bring its products to market; however, there can be no assurance that sufficient capital will be available or available on terms favorable to the Company.

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

The fair value of the assets acquired and the liabilities assumed were as follows:

Cash                        $499,505
Other current assets             600
                            --------
Total assets acquired       $500,105
                            ========

Current liabilities         $ 63,726
                            --------
Total liabilities assumed   $ 63,726
                            ========

The Company was limited to the gain of $27,002 on the license agreement exchanged for the shares of common stock it received from DTLL to the amount attributable to the minority shareholders. The excess book value received over this gain of $382,376 was recorded as an extraordinary gain.

The following unaudited pro forma combined financial statements for GelStat Corporation and DTLL, Inc. give effect to the license agreement as if it occurred on January 1, 2004. The unaudited pro forma information does not purport to represent what the Company's results of operations would have been if in fact the agreement would have occurred at such date or to project the Company's future operations.

                             Three months ended              Nine months ended
                                September 30,                  September 30,
                       ----------------------------    ----------------------------
                           2005            2004            2005            2004
                                        (Proforma)                       (Proforma)
                       ------------    ------------    ------------    ------------
Total revenue          $     77,615    $    157,463    $    246,680    $    174,202
Loss from operations   $ (1,059,221)   $ (2,655,121)   $ (3,679,828)   $ (4,667,859)
Loss per share         $      (0.07)   $      (0.23)   $      (0.27)   $      (0.44)

Equivalent Shares        15,043,014      11,608,716      13,848,191      10,646,002

NOTE 4 - Stockholders' Equity

During the three months ended September 30, 2005 the Company issued 465,000 shares of common stock and 232,500 five-year warrants with an exercise price of $.75 for gross proceeds of $232,500.

During the three months ended September 30, 2005, the Company issued 845,000 shares of common stock at prices ranging from $.65 to $.50 per share for services rendered or to be rendered valued at $523,450.

During the three months ended September 30, 2005, the Company issued 50,000 shares of common stock at $.78 per share, valued at $39,000, for interest in lieu of cash on a short term convertible note payable.

During the three months ended September 30, 2005, the Company issued five-year warrants to purchase 60,000 shares of common stock for services rendered or to be rendered as follows: 20,000 at $1.00 per share, 20,000 at $2.00 per share, and 20,000 at $3.00 per share. The Company determined the fair value of the warrants to be $35,400 based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 233%, risk-free interest rate of 3.98% and an expected life of five years. The Company recorded expense of $7,375 as of September 30, 2005 and will continue to expense the value of the warrants over the one year term of the agreement.

During the three months ended September 30, 2005, the Company also issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 for prepaid financing fees. The Company determined the fair value of warrant to be $29,500 based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 233%, risk-free interest rate of 4.16% and an expected life of five years. There is no expense recorded for these warrants as of September 30, 2005.

During the three months ended September 30, 2005, the Company also issued a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $.75 for services rendered or to be rendered. The Company determined the fair value of warrant to be $61,250 based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 233%, risk-free interest rate of 4.10% and an expected life of five years. The Company recorded expense of $12,760 as of September 30, 2005 and will continue to expense the value of the warrants over the one year term of the agreement.

DTLL issued 200,000 shares of common stock for services during the first quarter of 2005. These shares were valued at $2.20 per share, which is substantially above the Company's carry value in DTLL. In accordance with Securities Exchange Commission Staff Accounting Bulletin Topic 5:H, the Company has recorded $412,359 as a direct reduction to accumulated deficit since DTLL is a development stage company and the realization of the gain is not assured.

During the nine months ended September 30, 2005, warrants to purchase 54,000 shares of common stock were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

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

The Company paid $24,000 of the principal balance of the notes during the three months ended March 31, 2005. During the first quarter the note holders agreed to extend the payment of the remaining balance of $450,000 to June 2, 2005. In lieu of interest during the period up to the extended due date, the Company issued to the note holders five-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00. The warrants were valued using the Black-Scholes pricing model using the following factors: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants of $276,000 were amortized over the extended life of the notes using the straight-line method, which approximates the interest method.

The Company paid an additional $15,000 of the principal during the three months ended June 30, 2005. During the three months ended September 30, 2005, the Company did not make any principal payments, and accrued 5% interest on the outstanding balance. The Company is in the process of negotiating the settlement of the remaining note balance of $435,000 outstanding at September 30, 2005.

On July 1, 2005, the Company issued a secured short term convertible promissory note payable in the amount of $100,000. The note is secured by the outstanding receivables of the Company, which, as of July 1, 2005, totaled approximately $200,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) three business days of that date on which the Company closes on cumulative net proceeds of $2,000,000 or greater which are obtained through any offering of its securities, including without limitation any debt, common stock or preferred stock or (ii) October 1, 2005. If the Company closes on $2,000,000 or more in net proceeds through an offering of its securities, the promissory note holder has the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable is contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value will be recognized when the triggering event occurs. In lieu of interest, the Company issued to the note holder 50,000 shares of common stock valued at $39,000. The Company is in the process of negotiating the settlement of the note balance of $100,000 at September 30, 2005.

NOTE 6 - Related Party Transactions

The Company entered into an agreement with Mitchell Health Technologies ("MHT") in September 2002 in which MHT was to provide consulting services in exchange for cash compensation not exceeding $75,000, based on certain milestones to be achieved by MHT prior to December 31, 2003. On May 9, 2003, the Company's Board of Directors amended the agreement to allow for payments of up to $125,000. During the three and nine months ended September 30, 2005 and 2004, and the period from June 25, 2002 (inception) to September 30, 2005, the Company paid $0, $0, $0, $40,000, and $125,000, respectively, to MHT in accordance with this agreement. The final payment in accordance with the agreement was made on March 9, 2004 and the agreement was terminated. Russ Mitchell was president of Gelstat Corporation at the time of the agreement and was the founder and principal shareholder of MHT.

On December 2, 2004, the Company borrowed $102,000 from a director of the Company for a term ending on February 2, 2005, or, if earlier, upon a $2,000,000 financing, as discussed in Note 5, above. In lieu of interest, the Company issued to the director a five-year warrant to purchase 17,000 shares of common stock at an exercise price of $3.00. The repayment date for $78,000 of the note was extended to June 2, 2005, and in lieu of interest for the extension period, the Company issued to the director a five-year warrant to purchase 13,000 shares of common stock at an exercise price of $1.00. The Company paid an additional $15,000 of the principal note balance during the three months ended June 30, 2005. The Company is in the process of negotiating the settlement of the remaining note balance of $63,000 outstanding at September 30, 2005. A 5% interest rate was accrued on the outstanding balance.

NOTE 7 - Concentrations

During the three months ended September 30, 2005, the Company had customers accounting for 29% and 11% of gross sales revenue. During the nine months ended September 30, 2005, the Company had customers accounting for 21%, 13%, and 12% of gross sales revenue. During the three months ended September 30, 2004, the Company had customers accounting for 34%, 20%, and 11% of gross sales revenue. During the nine months ended September 30, 2004, the Company had customers accounting for 17%, 21%, and 20% of gross sales revenue.

At September 30, 2005, the Company had one customer accounting for 50% of accounts receivable. At December 31, 2004, the Company had one customer accounting for 59% of the total accounts receivable balance.

NOTE 8 - Legal Proceedings

On July 30, 2004, the Company and Stephen Roberts, the Company's chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserted a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Dr. Roberts and the Company disputed Mr. Hauser's claims, believing they were entirely without merit, and defended vigorously against the action. As of September 30, 2005 this case was still in the pre-trial phase. The action was heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County) in October 2005, and a decision is expected within 90 days of November 10, 2005. The Company is unable to estimate the exact amount of the loss, if any, attributable to an unfavorable outcome in this matter, and believes the loss may be in the range of $0 to $725,000. Based on the information available to the Company and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount. As such, the Company has not accrued any liability related to this case as of September 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. GelStat Corporation." Mr. Borman, a former employee of the Company, alleged that he was owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserted a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. As of November 14, 2005, the Company has entered into settlement discussions with Mr. Borman in this matter, with the outcome unknown at this time.

NOTE 9 - Supplemental Cashflow Information

                                                 Nine months        Nine months       June 25, 2002
                                                    ended              ended           (inception)
                                                September 30,      September 30,    to September 30,
                                                     2005               2004               2005
                                              ----------------   ----------------   ----------------

Supplemental cash flow disclosures:
            Cash paid for interest            $          5,515   $             --   $          5,693
            Cash paid for income taxes                      --                 --              2,587

Noncash investing and financing activities:
  Issuance of common stock in exchange
  for assets and liabilities in
  connection with merger
            Other current assets              $             --   $             --   $        115,064
            Notes receivable                                --                 --            967,219
            Property and equipment                          --                 --                764
            Other assets                                    --                 --             25,000
            Current liabilities                             --                 --             34,019
            Deferred gain                                   --                 --             25,000

  Issuance of license agreement in
  exchange for assets and liabilities in
  connection with merger
            Accounts receivable               $            600   $             --   $            600
            Accounts payable                               222                 --                222
            Accrued expenses                            63,504                 --             63,504
            Minority interest                           27,002                 --             27,002

  Common stock issued in lieu of cash for
  accrued expenses                            $             --   $         20,222   $         20,222

  Issuance of common stock in exchange
  for subscription receivable                 $             --   $             --   $        275,230

  Warrants issued in connection with
  extension of short-term convertible notes
  payable                                     $        276,000   $             --   $        276,000

  Common stock issued in lieu of interest
  on short-term convertible notes payable     $         39,000   $             --   $         39,000

NOTE 10 - Subsequent Events

On November 14, 2005, the Company sold 12.4 million of its shares in DTLL for gross cash proceeds of $500,000. As a result of the transaction, the Company will no longer be consolidating DTLL results in the Company's future financial statements. The Company has not yet evaluated the impact of this transaction on the consolidated financial statements.

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

GelStat intends to market and distribute its OTC products primarily through mainstream chain drug store, food store, and mass merchandise retailers. Commercial shipments of GelStat Migraine commenced in June 2004. As of September 30, 2005 the Company has shipped in total more than 250,000 consumer packages of GelStat Migraine to leading retailers representing over 20,000 retail locations across the United States. GelStat Migraine is presently available at food, drug and discount stores including Walgreens, CVS, RiteAid, Osco Drug, Sav-on Drug, Eckerd, Brooks Pharmacy, Longs Drug, Snyder's, Basha's, Fred Meyer, H.E.B., Meijer, Raley's, ShopKo, Drugstore.com and many others that collectively represent over 20,000 retail locations. GelStat Migraine is also available through most leading drug wholesalers, including Amerisource Bergen, Cardinal Health, McKesson and many others.

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

In conjunction with its first product, the Company has developed a sublingual (under the tongue) delivery system: the OraDose(TM) System. The OraDose System is designed to enhance the efficacy of the active ingredients in GelStat Migraine, including their speed of action. The result is a proprietary product that utilizes a unique delivery system in combination with a unique formulation and that is expected to provide fast relief from migraine headaches for most users more effectively than other OTC products, and at a fraction of the cost of prescription medications. Sublingual administration can be an advantageous drug delivery method, particularly because of the speed with which active ingredients reach the bloodstream relative to the orally ingested capsules or tablets generally employed in OTC products. The Company believes that sublingual administration is underutilized, especially in the OTC marketplace, and that other OTC products can be developed economically as a result of its accumulated experience with transmucosal drug delivery (e.g. sublingual delivery).

The Company has also completed development of GelStat(TM) Arthritis, which is now available for sale on the Company's web site. GelStat Arthritis is a sublingual dissolving tablet intended for the treatment of pain and associated symptoms of arthritis. GelStat Arthritis is an OTC homeopathic drug. GelStat(TM) Sinus is presently under final development and is intended to be marketed as a remedy for nasal and/or sinus congestion, irritation, pressure and sinus headache. GelStat Sinus is expected to be marketed as an OTC homeopathic drug. GelStat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. GelStat Sleep is expected to be classified as a dietary supplement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is an overview of income and expenses during the three and nine months ended September 30, 2005 compared to September 30, 2004.

The Company generated gross revenues of $178,142 and $178,731, excluding required revenue recognition adjustments, for the three months ended September 30, 2005 and 2004, respectively. The Company generated gross revenues of $409,321 and $374,394, excluding required revenue recognition adjustments, for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004 the Company had net revenues of $77,615 and $157,463 after required revenue recognition adjustments of $100,527 and $21,268, respectively. For the nine months ended September 30, 2005 and 2004 the Company had net revenues of $246,680 and $174,202 after required revenue recognition adjustments of $162,641 and $200,192, respectively. Meaningful comparisons between the current periods (three and nine months ended September 30, 2005) and prior year periods (three and nine months ended September 30,
2004) are difficult, as revenues in current periods are primarily reorders from already-established retailer customers, and revenues in the prior year periods are primarily initial opening orders to stock the retailers stores and warehouses.

The Company uses a variety of trade and merchandising programs to promote the sales of its products as they are launched into the marketplace. Since the commencement of GelStat Migraine shipments to retailers in June 2004, the following programs have been employed and are expected to be used in a similar manner in the future to promote the Company's current and future products.

Trade promotions provided to our customers and distributors in the form of free merchandise are substantially comprised of a limited amount of free product offered in connection with the initial stocking order of a new retail chain customer. These trade programs are recorded as a reduction in revenues. As of September 30, 2005, the Company accrued $30,343 for these trade promotions as a reduction from gross revenues, and expects to use such programs for certain new retail chains expected to become customers in the future.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons, and slotting expenses are also used by the Company, and are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of September 30, 2005, the Company accrued $153,532 for TPR programs, merchandising fees, co-op advertising, coupons, and slotting expenses as a reduction from gross revenues, and expects to continue such programs for enhancing the sell-through of its products at the retailer level.

During the three months ended September 30, 2005 the Company circulated 500,000 coupons in a quarterly beauty magazine that is distributed at major retail chains nationwide. In addition the Company completed coupon drops in April 2005, May 2005 and June 2005 in which 50.8 million, 30.6 million and 28.8 million coupons, respectively were circulated in Sunday newspapers in major metropolitan areas.

Cost of goods sold for the three months ended September 30, 2005 and 2004 were $107,257 and $65,557, respectively. Cost of goods sold for the nine months ended September 30, 2005 and 2004 were $292,531 and $284,121, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $973,747 and $2,462,168, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were $3,515,982 and $3,958,069, respectively. The reduction in these expenses in the more recent periods is primarily due to lower salaries and office expense related to the closing of the Company's Wisconsin branch office, and lower advertising and investor relations expenses, partially offset by higher insurance and professional services expenses.

Research and development expenses for the three months ended September 30, 2005 and 2004 were $55,832 and $23,518, respectively. Research and development expenses for the nine months ended September 30, 2005 and 2004 were $117,995 and $227,068, respectively. The Company expects to continue to incur research and development expenses related to clinical trial and laboratory operating expenses for the further characterization and commercialization of its products.

For the three months ended September 30, 2005 and 2004 the Company recorded interest income of $150 and $0, respectively. For the nine months ended September 30, 2005 and 2004 the Company recorded interest income of $507 and $557, respectively. Interest and investment income is not expected to make a material contribution to revenue in the foreseeable future.

The Company recorded interest expense of $66,423 and $0 for the three months ended September 30, 2005 and 2004, respectively. The Company recorded interest expense of $527,124 and $0 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense relates to amortization of the original issue discount and accrual of interest related to the short-term notes the Company issued in December 2004 and extended in February 2005, and the short-term note the Company issued in July 2005. At September 30, 2005, notes payable with a principal balance of $535,000 are outstanding. The Company is in the process of negotiating the settlement of the past due balance.

For the nine months ended September 30, 2005, the Company recorded a gain of $27,002 on the exchange of a license agreement for 12,500,000 shares of common stock of DTLL. The excess book value received over this gain, in the amount of $382,376, was recorded as an extraordinary gain.

For the three and nine months ended September 30, 2005, $0 and $54,642, respectively, of the loss attributable to DTLL was allocated to minority interest in consolidated subsidiary.

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

CRITICAL ACCOUNTING POLICIES

Inventories
At September 30, 2005, the Company had inventory of $1,593,257. We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. Management reviews sales, shipped goods and available inventory quantities on a weekly basis and record a provision for excess and obsolete inventory if considered necessary. Changes in the marketplace or introduction of new products could result in an increase in the amount of obsolete inventory quantities.

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

The Company had gross revenues of $409,321 for the nine months ended September 30, 2005, excluding required revenue recognition adjustments of $162,641.

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

The Company estimates and accrues liabilities for product returns as a percentage of unpaid and outstanding product sales. As of September 30, 2005, the Company had accrued $7,978 for product returns.

Trade promotions provided to our customer and distributors in the form of free merchandise are recorded as a reduction in revenues. We remove the items from inventory when shipped. As of September 30, 2005, the Company had accrued $30,343 for trade promotions.

Temporary Price Reduction (TPR) programs, merchandising fees, co-op advertising, coupons, and slotting expenses are treated as a reduction in revenues by the Company. We record the liability when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. As of September 30, 2005, the Company accrued $153,582 for TPR programs, merchandising fees, co-op advertising, coupons, and slotting expenses as a reduction from gross revenues.

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment and leasehold improvements and patents. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash of $64,623, a decrease of $108,697 from the cash position of the Company as of December 31, 2004, which was $173,320. The change is attributable to the cash flow impact of timing of collections related to sales activity, inventory build and other working capital requirements, cash expenditures relating to coupon drops, partially offset by the proceeds from the sale of common stock and the merger of DTLL.

As of November 14, 2005, the Company had cash of $521,348. The Company plans to raise additional capital, but there can be no assurance that capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

As of September 30, 2005, the Company's principal commitments consisted of long term leases for its corporate offices and research and development facilities, as well as short-term convertible notes payable of $535,000, of which $435,000 were past due at September 30, 2005. At October 1, 2005, the remaining $100,000 note balance is past due.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 30, 2004, the Company and Stephen Roberts, the Company's chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." Mr. Hauser, a former director of the Company, alleges that he is owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserted a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. Both Dr. Roberts and the Company disputed Mr. Hauser's claims, believing they were entirely without merit, and defended vigorously against the action. As of September 30, 2005 this case was still in the pre-trial phase. The action was heard in Minnesota State Court (District Court, 4th Judicial District, Hennepin County) in October 2005, and a decision is expected within 90 days of November 10, 2005. The Company is unable to estimate the exact amount of the loss, if any, attributable to an unfavorable outcome in this matter, and believes the loss may be in the range of $0 to $725,000. Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount. As such, the Company has not accrued any liability related to this case as of September 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. GelStat Corporation." Mr. Borman, a former employee of the Company, alleged that he was owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserted a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. As of November 14, 2005, the Company has entered into settlement discussions with Mr. Borman in this matter, with the outcome unknown at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), during the quarter ended September 30, 2005:

(a) During July 2005, the Company issued 50,000 shares of common stock valued at $39,000 in lieu of interest on a short-term convertible note payable.

(b) During the three months ended September 30, 2005, the Company issued 465,000 shares of common stock valued at $232,500 for private placement investments with gross proceeds of $232,500.

(c) During the three months ended September 30, 2005, the Company issued 845,000 shares of common stock valued at $523,450 for services rendered or to be rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

      The following Exhibits are filed as part of this Form 10-QSB:

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



                                            GELSTAT CORPORATION


Date:    November 14, 2005                  By /s/ Stephen C. Roberts
                                               --------------------------------
                                               Name:  Stephen C. Roberts
                                               Title:  Chief Executive Officer


                                            By /s/ Donald Miller
                                               --------------------------------
                                               Name:  Donald Miller
                                               Title:  Chief Financial Officer