Form 10-K
period 2005-12-31
GELSTAT CORP
filed 2012-10-05
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-21394

GelStat Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0075732
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3557 SW Corporate Parkway Palm City, Florida	34990
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (772) 283-0020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of date of filing this Report, was 127,447,078.

The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $0.03 as reported by the OTC Bulletin Board on June 30, 2012 was $1,970,374.

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K for the year ended December 31, 2005 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including without limitation statements about product development, market position, expected expenditures and financial results, are forward-looking statements.

Some of the forward-looking statements may be identified by words such as "expects," "anticipates," "plans," "intends," "projects," "indicates," "believes" and similar expressions. Any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. These statements are not guarantees of future performance and involve a large number of risks, uncertainties and assumptions. Accordingly, actual results or performance of Gelstat Corporation ("Gelstat" or the “Company”) will most likely differ significantly, positively or negatively, from forward-looking statements made herein. Unanticipated events and circumstances are likely to occur. Factors that might cause such differences include, but are not limited to, those discussed under Item 1A, Risk Factors.

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

(3)

ITEM 1. DESCRIPTION OF BUSINESS

General

Gelstat was incorporated on November 13, 1991 in the State of Minnesota under the name Developed Technology Resource, Inc. and reincorporated in Delaware on October 27, 2010. The Company's principal executive office is located at 3557 SW Corporate Parkway Palm City, FL (772) 283-0020 and its website is www.Gelstat.com. The information found at the Company's website is not incorporated in or made a part of this report on Form 10-K.

Effective April 30, 2003, the Company acquired Gelstat Corp. ("GC") as a wholly-owned subsidiary. GC was organized in June 2002 for the purpose of developing, manufacturing and marketing over-the-counter ("OTC") and other non-prescription consumer health products related to migraine and sleep. The acquisition was accomplished by merger of GC (a Minnesota corporation) with our wholly-owned subsidiary, NP Acquisition (a Minnesota corporation). In the merger, the former owners of GC received shares of our common stock and GC became our wholly-owned subsidiary. No cash consideration was exchanged. The amount of the merger consideration was negotiated at arm’s length based on the then recent trading price of our common stock and our assessment of the business prospects of GC. In July 2003, the Company changed its name to Gelstat Corporation. On March 17, 2004, GS Corp. was merged into its parent company, Gelstat Corporation. References in this Report to the "Company" or "Gelstat" mean Gelstat Corporation.

In 2004, the Company established a subsidiary called GS Pharma, Inc. On January 5, 2005, GS Pharma assigned all rights in the license previously granted to it by Gelstat to DTLL, Inc. (OTCBB: DTLI) in exchange for 12.5 million shares of DTLL. On November 14, 2005 the Company sold 12.4 million of its shares in DTLL for $500,000. As a result of the transaction, the Company will no longer be consolidating DTLL results in the Company’s future financial statements. Because DTLL failed to pay its required payments to have rights to the pharmaceutical applications, the rights reverted back to Gelstat.

In late 2005, the Company became insolvent and only marketed its products on a limited basis.

In 2006 and through 2007 the Company struggled under the burden of significant debt and accounts payable, declining revenues, negative cash flows from operations and lack of capital.

In April 2008, WSR Consulting, Inc. (WSR) was engaged in an attempt to turn around the Company. In June 2008 a founder of WSR assumed the position as interim CEO of the Company. The Company was quickly downsized and refocused to minimize the Company’s monthly expenses while management attempted to clean up the balance sheet and secure capital.

In July 2008, the Company’s patent #7,192,614 was forced to auction by a creditor and subsequently, purchased by and assigned to that creditor. This was a key asset of the Company and seriously impaired its ability to continue as a going concern. Throughout 2008 the Company’s CEO and one of its board members used personal funds to rigorously negotiate with this creditor to retain rights to the patent.

In November 2009, the Company’s CEO, Mr. Gerald N. Kieft, one of its board members and a few investors were able repurchase the patent from the creditor through an entity named High Alpha Partners, Inc. d/b/a Gelstat Direct. In December 2009, the entire inventory held in Vero Beach, Florida was seized by the owner of the facility due to the Company’s back rent payments. In July 2010, the Company’s CEO, Mr. Gerald N. Kieft, and a few investors were able to repurchase the inventory from the landlord through Gelstat Direct.

In September 2010, Gelstat Direct formally contributed assets it owned relating to Gelstat into a majority-owned subsidiary of High Alpha Partners, Inc. named GSC Direct, Inc. In September 2011, 100% of the outstanding shares of GSC Direct, Inc. were acquired by Gelstat in exchange for the issuance of 25,000,000 shares of Gelstat common stock. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

In September 2011, GSC Direct, Inc. and its assets were merged into Gelstat in a share exchange.

Gelstat is a consumer health care company dedicated to the cost-effective development and marketing of OTC and other non-prescription consumer health care products. When development efforts ceased in 2005 due to lack of capital, its efforts had been focused on proprietary, innovative products that addressed multi-billion dollar global markets.

The Company's first product is Gelstat® Migraine is a patented homeopathic drug designed to provide acute relief from migraine and migraine-like headaches. Gelstat Migraine was originally launched through distributors into retailers and wholesalers across the United States. In 2008, the Company changed its business model to focus on Direct-to-Consumer sales and marketing efforts. As such, the Company’s products are now sold primarily through its website www.gelstat.com and through a very limited number of retailers.

Gelstat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. It was introduced to consumers in 2010 on a test basis to obtain data to determine product viability. Gelstat Sleep is expected to be classified as a dietary supplement. The Company plans to formally launch the product in the fourth quarter of 2012 2012contingent on raising any required capital.

While Gelstat expects to continue developing new products and will be opportunistic in regard to unanticipated opportunities within the OTC health care product field, the two products listed above are expected to account for essentially all of the Company's activity over the next 12 months.

(4)

Overview of Regulations Regarding the Manufacture and Sale of Homeopathic Drugs and Nutritional Supplements.

This overview is a brief summary and does not purport to be complete.

In general, the Company's products are regulated both by the U.S. Food and Drug Administration (the "FDA") and by the U.S. Federal Trade Commission (the "FTC") as well as States through their “little FTC” laws and rules as well as other consumer protection laws. Internationally, the Company must comply with the federal and local laws of each country.

The FDA treats homeopathic drugs, both prescription and OTC, differently than non-homeopathic drugs. Unlike non-homeopathic drugs, homeopathic drugs are not required to submit to pre-market approval and are not required to be tested for safety and effectiveness. Homeopathic drugs must meet the standards set forth by the Homeopathic Pharmacopoeia of the United States.

In general, the FTC and the FDA prohibit fraud in the marketing of homeopathic drugs, monitor OTC versus prescription use of homeopathic drugs, hold homeopathic drugs to several labeling requirements, and require production incompliance with current good manufacturing practices (with some minor exceptions).

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

The FDA requires that homeopathic drugs be properly labeled. “A drug or device shall be deemed to be misbranded if its labeling is false or misleading in any particular fashion.” Furthermore, Section 352 of the Act requires that the name and place of business of the manufacturer, packer, or distributor be placed on the package. Homeopathic drugs for retail sale must also bear adequate directions for use that can be interpreted by the average lay person, and their ingredients as well as the dilution of each active ingredient must be stated (with dilution stated as the number of 1:10 dilutions required to arrive at the final concentration of active ingredient). The label must also state at least one major indication for the drug, the drug's established name, and any applicable warnings.

The FDA requires that homeopathic drugs be manufactured in general conformance with current good manufacturing practice ("cGMP"). However, there are two exceptions to this requirement. First, homeopathic drugs do not require expiration dating. Second, the FDA does not presently require laboratory determination of the identity and strength of each active ingredient prior to the release and distribution of the drug on the market. For further information on the FDA's regulation of homeopathic drugs, see the FDA's Compliance Policy Guide, "Conditions Under Which Homeopathic Drugs May be Marketed," which is available on the FDA's website, www.fda.gov, are also subject to the U.S. Dietary Supplement Health and Education Act of 1994("DSHEA"). Under DSHEA a manufacturer must only supply the FDA with information adequate to provide "reasonable assurance that the product does not present a significant or unreasonable health risk of illness or injury." This information must be supplied at least 75 days before the product is available to consumers. DSHEA permits the labels of dietary supplements to contain truthful and non-misleading structure/function claims and nutritional support claims that describe the role of the nutrient in supporting wellness. Nutritional supplements are not allowed to make claims to diagnose, prevent, cure, treat, or mitigate disease.

(5)

Products

Gelstat(TM) Migraine

Gelstat Migraine is a patented homeopathic drug intended for use in providing acute relief from the pain and associated symptoms of migraine and migraine-like headaches. It is believed to be more effective if used early in the course of an attack, but may be used at any time. Gelstat Migraine is administered sublingually (under the tongue), where it is held in place briefly before being swallowed. Gelstat Migraine is provided in single dose dispensers, which are intended to ensure ease of use as well as consistent, accurate administration of medication.

In a clinical trial of 30 patients who consistently develop moderate to severe migraine headache pain were treated with Gelstat Migraine early in the course of an attack, while at the mild pain phase. The primary objective of the study was to assess the efficacy of Gelstat Migraine in providing acute relief from migraine headache pain and associated symptoms. Results demonstrated that migraine headache pain two hours after treatment was either mild or none in approximately 83% of patients. Pain-free response was obtained by 48% of patients, with 34% reporting only mild pain. Moderate pain was reported by 17% and severe pain by 0% (none). Of those pain-free at two hours, 71% remained pain-free during the 24 hour post-dose period and 85% remained pain-free or had only mild pain. Moderately painful headache recurred in 14% of patients and severely painful headache in 0%. Migraine associated symptoms such as photophobia, phonophobia and nausea were eliminated in 53% of those patients initially reporting such symptoms. Side effects were infrequent and minor.

Initial clinical trial data suggests that Gelstat Migraine may be more effective than competing OTC migraine relief products, and that it may not be associated with the side effects common to other OTC products, such as stomach upset, or the development of rebound headaches and chronic daily headaches. Prescription medications for migraine are generally associated with significant side effects, none of which have been reported or noted with use of Gelstat Migraine. Further details regarding this initial clinical trial are available on the Company’s website at www.gelstat.com. The information found at the Company's website is not incorporated in or made a part of this report on Form 10-K.

Gelstat(TM) Sleep

Gelstat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. It was introduced to consumers in 2010 on a test basis to obtain data to determine product viability. Gelstat Sleep is expected to be marketed as a nutritional supplement for OTC (non-prescription) sales. The company plans to formally launch the product in the fourth quarter of 2012 contingent on raising any required capital.

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

Sales and Marketing

Domestic Sales & Marketing

Gelstat intends to market and distribute its products initially through direct-to-consumer marketing efforts and then through drugstores and pharmacies, food stores, and mass merchandise retailers once the products have achieved significant brand recognition and until the Company has the capital to support its marketing efforts. Presently, Gelstat offers Gelstat Migraine for sale through its website and through a very limited number of retailers.

International Sales & Marketing

The global incidence of migraine and other conditions intended to be addressed by the Company's products approximates that found in the United States. Gelstat is pursuing international opportunities for Gelstat Migraine simultaneous with its current domestic sales and marketing activities.

(6)

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

The Company believes that Gelstat Migraine competes primarily with other OTC migraine medications. The OTC migraine market is based almost entirely on common analgesics, some having been slightly modified for use in the treatment of migraine (e.g. by the addition of caffeine). Typical competitors include products like Excedrin Migraine(R), Motrin Migraine(R) and Advil Migraine(R).

Non-steroidal anti-inflammatory drugs (NSAIDs: ibuprofen, aspirin, etc.) have significant harmful side effects. Common side effects of these OTC analgesics include rebound headaches (both caffeine and NSAIDs have been implicated as a cause of rebound headaches), chronic daily headache, liver damage, kidney damage, ulcers and, less serious but more frequently encountered stomach upset. The Company also competes with prescription migraine treatments. Triptans are now recognized as the prescription drug of choice for most migraine patients, and have largely displaced other prescription medications. The proposed mechanism of action for all Triptans is vasoconstriction (narrowing of blood vessels) via binding with serotonin receptors on blood vessels leading to relief of migraine pain and associated symptoms.

Principal Suppliers

Gelstat is dependent on vendors, suppliers and strategic partners. The Company must reach and maintain agreements with third-parties to supply it with the accounting, management, manufacturing, packaging, public relations, advertising, clinical trials, product brokering and distribution, and other products and services necessary to affect its business plan. The Company believes that at least several alternative sources exist for each service and component purchased for and used in the manufacture and marketing of its products. However, Gelstat generally does not have long-term service agreements with those performing services for the Company or long-term supply agreements with suppliers to provide product at any set price or at all. In addition, Gelstat currently does not have the physical or human resources to independently manufacture its products or any other products that might be developed. While believing that alternate vendors could be found, the need to change vendors, should it arise, could have a material adverse effect on the Company. The Company intends to outsource all of its product manufacturing and packaging operations for the foreseeable future.

Intellectual Property

The Company plans to continuously define, expand and defend the intellectual property related to its products and delivery systems. The Company was issued United States patent number 7,192,614 relating to Gelstat Migraine on March 20, 2007. Intellectual property protection may be very important to the successful marketing and distribution of its products. Gelstat will therefore continue to file patent and other intellectual property applications to protect inventions and improvements that are considered important to the development of its products and business. Gelstat also relies on trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Research and Development

Gelstat is a marketing driven company presently dedicated to products addressing migraine, and problem sleep. Each of these is a multi-billion dollar international market. Nonetheless, potential new product opportunities may be evaluated according to their likely competitive advantage (economic as well as clinical), potential market size, patentability, and suitability for sale as non-prescription products, likely consumer acceptance and perceived ability of the Company to successfully execute development and launch within the constraints of present opportunities.

Gelstat believes that clinical trials are essential to demonstrate efficacy in a manner recognized and accepted by the medical community as well as the consumer and, accordingly, plans to conduct clinical trials on every product it develops.

Due to capital constraints, Gelstat has currently suspended all R&D efforts and clinical trials but hopes to resume efforts in the future once capital is obtained.

Employees

Gelstat maintains an executive office in Palm City, Florida and a warehouse and distribution facility in Stuart, Florida. As of date of filing this Report, the Company had no employees.

(7)

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financings.

Our continued existence is dependent upon us obtaining adequate working capital to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. Currently, the Company is entirely dependent on outside investments to support its operations. Thus, if we are unable to raise funds to fund the development, manufacturing and marketing of our products, we may not be able to continue as a going concern and you will lose your investment.

We have a limited recent operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan. Therefore, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Since we encountered severe financial problems in 2005, we have had very limited operations. Revenue has been limited to some website orders since we have lacked the capital for marketing. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company. These risks include:

·	our ability to raise sufficient working capital,
·	our ability to effectively and efficiently market and distribute our products,
·	our ability to obtain market acceptance of our current products and future products that may be developed by us, and
·	our ability to sell our products at competitive prices which exceed our per unit costs.

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

The success of our products is subject to ongoing and additional clinical trials which may not be successful.

The U.S. Food and Drug Administration (the “FDA”) does not require homeopathic drugs to be submitted to pre-market approval and are not required to be tested for safety and effectiveness. Our GelStat Migraine product has undergone two clinical trials and additional trials may be required. In order to test the efficacy of the GelStat Migraine product, we have put it through a clinical trial and, if we have the necessary funding, anticipate putting the product through additional testing. Although this product has already undergone two clinical trials with favorable results, we cannot assure you that the results will be favorable in the future trials. Additionally, some consumers and retailers may defer purchasing the product until such time, if any, that such additional trials are successfully completed. The results of future clinical trials are expected to strongly affect the economic viability and perceived value of our products. There can be no assurance as to the outcome of future clinical trials on our current or future products. If the clinical trial results for any of the Company’s initial products suggest that any of them are not efficacious, or reveal unexpected problems such as serious side effects, the Company may be unable to successfully market the products even if we desired to do so. In such event, the Company’s results of operations will be adversely affected and you may lose your investment.

(8)

Because successful development of our products is uncertain, our results of operations may be materially harmed.

Our development of current and future products is subject to the risks of failure and delay inherent in the development of non-prescription consumer health care products, including but not limited to the following:

•	delays in product development, clinical testing, or manufacturing;
•	unplanned expenditures in product development, clinical testing, or manufacturing;
•	failure to receive regulatory approvals, if required;
•	emergence of superior or equivalent products;
•	inability to manufacture our products on a commercial scale on our own, or in collaboration with third parties; and
•	failure to achieve market acceptance.

Because of these risks, our development efforts may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercialized successfully, our business, financial condition, and results of operations may be materially harmed.

Any unanticipated problems with product development and commercialization develop or our products are found to be ineffective or unsafe, our business may fail.

Our successful development of existing and new products is subject to the risks of failure and delay inherent in the development and commercialization of products. We may experience unanticipated or otherwise negative research and development results. Existing or proposed products may be found to be ineffective or unsafe, or may otherwise fail to receive required regulatory clearance or approval. We may find that existing or proposed products, while effective, are uneconomical to commercialize or market. Existing or proposed products may not achieve broad market acceptance.

Because we will need to rely on third parties for the development, manufacture, sales and marketing of our current or future products, our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the capability and resources to manufacture, market or sell our current products or any future product. We intend to outsource all of our product manufacturing and packaging operations for the foreseeable future. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product (if required) is delayed or sales of a product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business. Further, failure by such parties to provide the agreed services at an acceptable level could adversely affect our business.

If our products gain widespread commercial acceptance, we could face potential difficulties in locating sufficient manufacturing sources.

We have used third parties to manufacture our products on a limited basis. If we are unable to produce our products in sufficient quantities at an acceptable cost, we may lose customers and our business could be harmed. Our ability to expand production could also be hindered by the availability of materials used to manufacture our products or the availability of qualified personnel. These difficulties could result in reduced quality of our products or reduced sales, which could damage our industry reputation and hurt our ability to generate revenues.

Because the consumer healthcare product market is subject to substantial regulation by regulatory agencies, if we do not obtain the requisite regulatory approvals we need to market our products, we will not be able to commercialize our products.

We believe that all of our current and planned products will be marketed either as homeopathic products or as dietary supplements, and that each will therefore be exempt from the new drug approval process required in the United States for prescription pharmaceuticals. The Company’s products, product development activities and manufacturing processes are nonetheless subject to regulation by the Food and Drug Administration (“FDA”) and by comparable agencies in foreign countries. In the U.S., the FDA regulates manufacturing, labeling and record keeping procedures even for non-prescription products. We use qualified third-party manufacturers to perform these services; however, if these third-parties do not comply with the regulations, we may not be able to sell our products. Nonetheless, the failure of such third parties to adhere to regulations could have a material adverse affect on our business.

In addition, product claims, labels, advertising and other communications with the public are closely monitored by the Federal Trade Commission (“FTC”) and states under their “Little FTC Acts”. Failure to comply with any of the numerous regulations which govern our industry could result in regulatory or enforcement actions which would have a material adverse affect on our business. In addition, we are subject to those risks associated with any highly regulated industry wherein regulations are subject to change that is both substantial and rapid. Regulatory change may force the Company to expend substantial time and money becoming compliant, may make the Company’s business more expensive to operate and the products less profitable, or not profitable at all, and might even prevent the Company from marketing one or more of its products. We are marketing our first product, GelStat Migraine, as an effective solution in alleviating migraine headaches. Under FDA and FTC rules, we are required to obtain scientific and/or clinical data to support any health claims we make concerning our products. Although we have neither provided nor been requested to provide any such data to the regulators in support of this claim, we have in fact obtained supporting scientific and clinical data. We cannot be certain, however, that the scientific and clinical data we have obtained or will obtain in the future in support of our claims will be deemed acceptable or sufficient by any regulator. If the FDA or the FTC requests any supporting information, and we are unable to provide support that is acceptable to the FDA or the FTC, either agency could force us to stop making the claims in question, which would most likely have a negative impact on sales. Regulatory actions may materially adversely affect the Company’s business, financial condition and results of operations.

(9)

If any of our products are alleged to have unacceptable adverse effects, we could be subject to liability which would adversely affect our results of operations.

The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Any such claims would likely have an adverse effect on the Company. The Company currently has product liability insurance for claims against it up to one million dollars,on a per-occurrence basis. However, there can be no assurance that such coverage would protect the Company in every instance, or that a claim might not substantially exceed the limit of coverage beyond the Company’s ability to pay. Additionally, there can be no assurance that such insurance will continue to be available to the Company in the future on commercially reasonable terms, or at all. If the Company is unable to continue its product liability insurance coverage for any reason, it may have a material impact on the retailer’s willingness to stock the Company’s products.

If we lose our Chief Executive Officer, our business may materially suffer.

We are highly dependent on Mr. Gerald Kieft, Chief Executive Officer, who is our sole officer and provides “as needed” services. We do not carry “key-man” life insurance on Mr. Kieft. Furthermore, our future success will also depend in part on our ability to identify, hire, and retain qualified personnel at senior and other management levels. We will experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly and our business may suffer.

If we fail to establish a method to sell, market or distribute our products, our results of operations would be adversely affected.

Because we have limited experience in the sale, marketing and distribution of consumer products, we intend on selling our products through the Internet, direct-to-consumer advertising and certain traditional retail outlets. To achieve this, may work with a number of brokers and distributors currently serving these markets. There can be no assurance that any broker or distributor will be able to place our product with the aforementioned channels, or that once such initial placement is achieved any retailer or other outlet will continue to carry our product, or that any broker or distributor will continue working with the Company and our products.

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing drugs.

Our success will depend, in part, on our ability to maintain the confidentiality of our trade secrets and know how, operate without infringing on the proprietary rights of others and prevent others from infringing our proprietary rights. We have received a United States patent on our GelStat Migraine product however we cannot assure you that this patent will afford adequate protection to us. The Company has hired I.P. counsel to assist us with obtaining I.P. protection on our products in international markets. However, we cannot assure you that we will obtain any such I.P. protection on our products internationally.

Competitors may successfully challenge our intellectual property rights, produce similar drugs or products that do not infringe our patents, or produce drugs in countries where we have not applied for patent protection or that do not respect our patents.

If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced. Patent protection and other intellectual property protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent us from selling our products.

In the drug development business, third parties accumulate large portfolios of patents. Third parties may claim that our patent and/or products infringe or violate their intellectual property rights. Intellectual property litigation is characterized by unusually large legal fees, consulting and expert fees and other costs. Any claims that we are violating the intellectual property rights of another party could cause us to incur significant expenses which may likely exceed our capacity to pay the fees and costs. If successfully asserted against us, an adverse intellectual property claim is likely to require that we pay substantial damages in excess of our ability to pay and prevent us from using licensed technology that may be fundamental to our business. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert our attention from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from selling our products unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some or all of our products.

(10)

If we cannot manage our growth effectively, we may not become profitable.

Businesses, which grow rapidly often, have difficulty managing their growth. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the necessary profitability.

Because of our limited experience in commercializing our products, the market acceptance of the Company’s products is uncertain.

Our success depends upon the acceptance by retail consumers of our products. Although we believe that our products are efficacious, and that they will meet with consumer acceptance, we have no assurance of that. There is only limited data by which to gauge consumer acceptance of the Company’s products. Most of the products that compete with the Company’s products have substantial brand recognition, and have already achieved a certain amount of consumer acceptance. Those consumers who presently use a competitor’s product to treat a condition designed to be treated by our products will have to be convinced to switch products, which is often difficult. We believe that the successful completion of clinical trials demonstrating the efficacy of our products or, in the case of GelStat Migraine, additional clinical trials, may be essential for the successful marketing of these products, especially in light of entrenched competition. There can be no assurance that any clinical trials will be completed beyond the initial trials of GelStat Migraine that have already been completed, or that such additional clinical trials will demonstrate the same degree of efficacy as these initial trials, or any efficacy at all. Insufficient market acceptance of our products would have a material adverse effect on our business, financial condition and results of operations.

Although we plan to diversify our product offering, we may not be successful.

The Company proposes as an important part of its business plan to complete development of additional products related to arthritis, sinusitis and problem sleep. Offering new products is subject to a number of risks including:

·	Identifying products;
·	Acquiring ownership or distribution rights to new products;
·	Having sufficient capital to acquire the rights to new products, build inventory and market the products; and
·	Our ability to generate effective marketing programs.

No assurance can be given that the Company will ever be able to successfully design, develop, and market any such additional new products.

(11)

If economic conditions in the United States and elsewhere do not materially improve, we may be hampered by our ability to sell our products.

The sharp economic downturn in the United States and elsewhere beginning in 2008 and the resulting unemployment has a tendency to cause consumers to reduce spending except on necessities. While consumer healthcare products may be relatively resistant to this trend, to the extent that consumers lack disposable money we believe that we will be adversely affected. Unless and until the economy materially improves, we may be affected by these factors.

Risks Related to Our Common Stock

Because the market for our Common Stock is limited, persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price paid by them.

Our Common Stock trades on the OTC Markets, which is not a liquid market.  There is currently only a limited public market for our Common Stock.  We cannot assure you that an active public market for our Common Stock will develop or be sustained in the future.  If an active market for our Common Stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock which adversely affects its liquidity and market price.

The Securities and Exchange Commision (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our Common Stock on the OTC Markets has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our Common Stock:

●	Our failure to generate increasing material revenues from our products;
●	Our failure to become profitable;
●	Our failure to raise adequate working capital;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of significant business relationships;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support GelStat and our management and give effective control of our business to GelStat and our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock.  This could make it more difficult for shareholders to sell their Common Stock.  This could also cause the market price of our Common Stock shares to drop significantly, even if our business is performing well.

An investment in GelStat may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to meet its working capital needs, GelStat expects to issue additional shares of Common Stock or securities convertible, exchangeable or exercisable into Common Stock from time to time, which could result in substantial dilution to investors.  Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our Common Stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our Common Stock since the firm itself cannot recommend the purchase of our Common Stock under the penny stock rules referenced in an earlier risk factor.  The absence of such coverage limits the likelihood that an active market will develop for our Common Stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(12)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

Gelstat presently operates out of an executive office under shared-use arrangement with WSR, a company headed by its Chief Executive Officer, in Palm City, Florida and leases a warehouse/distribution facility of approximately 2,100 square feet in Stuart, Florida. The Company believes that its facilities are adequate for its operations for the foreseeable future and that each of such facilities could be replaced without great difficulty.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation in the ordinary course of business. We are not party to any material litigation.

On July 30, 2004, the Company and Stephen Roberts, the Company's then chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." Mr. Hauser, a former director of the Company, alleged that he was owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserted a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. The case went to trial November 2006. Gelstat prevailed on all accounts except for $5,000 which was paid to Mr. Hauser July 6, 2006.

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. GelStat Corporation." Mr. Borman, a former employee of the Company, alleged that he was owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserted a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. A pre-trial agreement was reached March 2006 wherein Mr. Borman was issued 175,000 shares of common stock and 50,000 shares of restricted stock pursuant to a Consultant Agreement dated January 26, 2006.

ITEM 4. MINE SAFETY DISCLOSURES

None

(13)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's $0.01 par value common stock is quoted on the OTC Bulletin Board under the symbol "GSAC." The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions. We had approximately 255 holders of record of our common stock as of the date of filing this Report.

	Closing Price*
CALENDAR 2005	Low	High
First Quarter	$2.10	$4.75
Second Quarter	$0.49	$2.30
Third Quarter	$0.35	$0.80
Fourth Quarter	$0.21	$0.77

	Closing Price*
CALENDAR 2004	Low	High
First Quarter	$1.23	$4.53
Second Quarter	$2.07	$3.90
Third Quarter	$2.60	$6.90
Fourth Quarter	$4.70	$6.80

* All prices reflect a 3:2 forward stock split effected by means of a 50% dividend and effective August 31, 2004.

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2005 the Company sold 465,000 shares of common stock and 232,500 five-year warrants with an exercise price of $0.75 for gross proceeds of $232,500.

During the three months ended September 30, 2005, the Company sold 845,000 shares of common stock at prices ranging from $.65 to $.50 per share for services rendered or to be rendered valued at $523,450.

During the three months ended September 30, 2005, the Company sold 50,000 shares of common stock at $0.78 per share, for interest in lieu of cash on a short term convertible note payable.

During the three months ended September 30, 2005, the Company sold five-year warrants to purchase 60,000 shares of common stock for services rendered or to be rendered as follows: 20,000 at $1.00 per share, 20,000 at $2.00 per share, and 20,000 at $3.00 per share.

During the three months ended September 30, 2005, the Company also sold a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 for prepaid financing fees.

During the three months ended September 30, 2005, the Company also sold a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $.75 for services rendered or to be rendered.

During the three months ended June 30, 2005, the Company sold 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $223,712 in connection with a private placement offering. The Company issued five-year warrants with an exercise price of $1.00 as commission for the equity financing to purchase 123,700 shares of common stock.

During the three months ended June 30, 2005, the Company sold 143,000 shares of common stock at prices ranging from $.70 to $6.45 per share for services rendered or to be rendered valued at $140,140.

During the three months ended June 30, 2005, the Company sold a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50.

During the three months ended March 31, 2005, 54,000 five year warrants were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

In December 2004, the Company sold 370,092 shares of common stock with gross proceeds of $925,230 in connection with a private placement offering.

During the year ended December 31, 2004, the Company sold 300,500 shares of common stock at prices ranging from $1.16 to $5.03 per share for services rendered or to be rendered.

During the year ended December 31, 2004, 30,000 vested incentive stock options were exercised by an employee at an exercise price of $0.92 per share.

During the year ended December 31, 2004, the Company sold 18,000 three-year warrants with an exercise price of $1.20 for services to be rendered.

During the year ended December 31, 2004, 72,000 five year warrants having an exercise prices ranging from $0.67 to $1.33 were exercised with a weighted average exercise price of $0.20 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 59,547 shares of common stock.

During the year ended December 31, 2004, 123,750 warrants were exercised at an exercise price of $0.007 per share with proceeds of $825.

During the year ended December 31, 2004, the Company issued 270,000 options to an employee exercisable at $3.37.

During the year ended December 31, 2004, the Company issued 110,092 shares of common stock to five investors for $275,230.

In August 2004, the Company sold 1,030,257 shares of common stock with gross proceeds of $2,575,643 and expenses of $320,189 in connection with a private placement offering. The Company sold 103,288 five-year warrants at an exercise price of $2.50 per share, 37,500 five-year warrants at an exercise price of $0.67, and 75,000 shares of common stock as commission for the financing.

On July 19, 2004, the Company's Board of Directors approved a three for two stock splits, payable on or about August 31, 2004 to shareholders of record on August 17, 2004 (the "record date"). All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat).

In May 2004, the Company sold 776,250 shares of common stock with gross proceeds of $1,105,000 and expenses of $98,150 in connection with a private placement offering. The Company sold 56,625 five-year warrants at an exercise price of $1.33 per share and 7,500 shares of common stock as commission for the financing.

In February 2004, the Company sold 636,000 shares of common stock with gross proceeds of $1,060,000 and expenses of $51,000 in connection with a private placement offering. The Company sold 45,900 five-year warrants at an exercise price of $1.67 per share as commission for financing.

In January 2004, the Company sold 150,000 shares of common stock with gross proceeds of $125,000 and expenses of $12,500 in connection with a private placement offering. The Company issued 22,500 five-year warrants at an exercise price of $0.83 per share as commission for financing.

All of the sales of the securities above were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder on the grounds that the securities were only sold to accredited investors who purchased for investment and legends were placed on the securities.

(14)

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Please refer to the consolidated financial statements and related notes thereto which is a part of this report for further information regarding the results of operations of the Company.

Company Overview

Gelstat Corporation ("the Company" or "Gelstat") is a consumer health care company dedicated to the cost-effective development and marketing of over-the-counter (OTC) and other non-prescription consumer health care products. The Company's first product is "Gelstat® Migraine", a patented OTC homeopathic drug intended for use as a first-line, acute treatment for migraine and migraine-like headaches. Gelstat Migraine is intended to provide acute (at the time of an attack) relief from headache pain as well as other symptoms frequently associated with migraine. Gelstat(TM) Sleep is presently under final development and is intended to be marketed as a sleep aid. It was introduced to consumers in 2010 on a test basis to obtain data to determine product viability. Gelstat Sleep is expected to be classified as a dietary supplement.

Current sales and marketing efforts are focused primarily on Gelstat Migraine.

Critical Accounting Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition.

Inventories

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

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant and embedded conversion option at the issuance date and at each subsequent reporting date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Notes to the Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants.

(15)

Results of Operations

Year to year operating comparisons are of only limited value since the Company commenced shipping its first product in June 2004 and by late 2005, the Company became insolvent and only marketed its products on a limited basis. However, the following is an overview of income and expenses during the year ended December 31, 2005 compared to the year ended December 31, 2004.

The Company had gross revenues of $504,092, excluding required revenue recognition adjustments of $166,053, for the year ended December 31, 2005. The Company had gross revenues of $598,882, excluding required revenue recognition adjustments of $354,032, for the year ended December 31, 2004. The increase in net revenue in 2005 is attributable to a reduction in 2005 revenue adjustments.

Cost of goods sold for the years ended December 31, 2005 and 2004 were $354,806 and $564,975, respectively. The decrease in cost of goods sold expense in 2005 is attributable to a reduction in production and assembly costs.

Selling, general and administrative expenses for the years ended December 31, 2005 and 2004 were $3,627,627 and $5,384,516, respectively. The decrease in 2005 compared to 2004 is due to the reduction in television and radio advertising in 2005.

The Company incurred $71,464 and $166,905 in research and development expense for the years ended December 31, 2005 and 2004 respectively. The decrease in 2005 compared to 2004 is due to the reduction in clinical trial expense.

The Company incurred $252,772 and $184,986 in interest expense for the years ended December 31, 2005 and 2004 respectively. The increase in 2005 compared to 2004 is due to the increase in notes payable issued.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,982,763 and $5,649,837 for the years ended December31, 2005 and 2004, respectively. Negative cash flows from operations for the year ended December 31, 2005 were due primarily to the net loss of $5,792,011, partially offset by the common stock and warrants issued for services. Negative cash flows from operations for year ended December 31, 2004 were due primarily to the net loss of $6,222,975, partially offset by the amortization of original discount and common stock issued for services.

Cash flows used in investing activities were $83,824 during the year ended December 31, 2005 consisting primarily of patent acquisition costs. Comparatively, cash flows of $134,184 used in investing activities during the period in 2004 were due primarily to the purchase of property and equipment and patent acquisition costs.

Cash flows provided by financing activities were $2,118,816 and $5,539,502 during the years ended December 31, 2005 and 2004, respectively. Positive cash flows from financing activities during the years ended December 31, 2005 and 2004 were due primarily to proceeds from issuance of common stock.

Cash was $225,548 at December 31, 2005, representing an increase of $52,228 from the cash position of the Company as of December 31, 2004, which was $173,320. The change is attributable to the cash flow impact of timing of collections related to sales activity, inventory build and other working capital requirements, partially offset by the proceeds from the sale of common stock and disbursements related to business operations.

As of the date of filing this Report, the Company had $5,000 cash. While planning to raise additional capital, the Company believes that, in the event additional capital is unavailable, cash on hand plus cash flow from operations could fund operations for the next 12 months, though such operations would be substantially reduced in scope from those presently envisioned. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, revenues andcash flows.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

(16)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GelStat Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

November 8, 2011

(17)

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 25, 2005 (except as to Notes 2 and 13, as to which the date is April 13, 2005)

(18)

Gelstat Corporation
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

ASSETS	12/31/2005	12/31/2004

Current Assets
Cash and cash equivalents	$225,548	$173,320
Accounts receivable	134,333	206,495
Inventories	—	1,309,561
Prepaid consulting	—	215,841
Prepaid expenses	—	101,597
Other current assets	60,000	60,000
Total Current Assets	419,881	2,066,814

Property and Equipment, net	—	110,708

Other Assets
Patents	11,834	99,807
Lease deposits	10,192	7,692
Total Other Assets	22,026	107,499

TOTAL ASSETS	$441,908	$2,285,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$709,864	$446,222
Accrued expenses	416,389	377,042
Notes payable	472,000	187,140
Notes payable - related parties	63,000	102,000
Total Current Liabilities	1,661,253	1,112,404

Stockholder's Equity (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 15,564,275 and 12,759,751 issued and outstanding at December 31, 2005 and 2004, respectively.	155,642	127,598
Common stock subscriptions receivable	—	(275,230)
Additional paid in capital	12,634,930	9,169,540
Deferred compensation	(368,615)	—
Retained deficit	(13,641,302)	(7,849,291)
Total Stockholders' Equity (Deficit)	(1,219,345)	1,172,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$441,908	$2,285,021

(19)

Gelstat Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the Years ended December 31,
	2005	2004

Revenues	$338,039	$244,850
Cost of Goods Sold	354,806	564,975
Gross Profit (Loss)	(16,767)	(320,125)

Operating Expenses
Selling, general and administrative expenses	3,627,627	5,384,516
Impairment expenses:
Inventory	1,565,257	—
Property and equipment	52,222	167,000
Patents	169,297	—
Total impairment expenses	1,786,776	—
Research and development	71,464	166,905
Total expenses	5,485,867	5,718,421

Loss from operations	(5,502,634)	(6,038,546)

Other Income and (Expense)
Interest expense	(252,772)	(184,986)
Interest income	—	557
Net Other Income (Expense)	(252,772)	(184,429)

Loss before income taxes	(5,755,406)	(6,222,975)

Provision for income taxes	—	—

Income from continuing operations	(5,755,406)	(6,222,975)

Discontinued operations
Loss from discontinued operations of subsidiary, net of tax	(536,605)	—

Extraordinary item-gain on sale of subsidiary, net of tax	500,000	—

Net loss	$(5,792,011)	$(6,222,975)

Loss per common share:
Basic and fully diluted	($0.41)	($0.56)

Loss per common share from discontinued operations	($0.04)	—

Weighted average common shares outstanding	14,279,061	11,072,006

(20)

Gelstat Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year Ended	Year Ended
	12/31/2005	12/31/2004
Cash Flows from Operating Activities
Net (loss)	$(5,792,011)	$(6,222,975)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Depreciation	58,486	20,737
Bad debt expense	165,528	—
Amortization of original discount	184,860	184,860
Common stock issued for services	195,454	966,428
Common stock issued for interest	39,000	—
Warrants issued for services	—	13,920
Warrants issued to extend notes payable	276,000	—
Amortization of deferred compensation	295,175
Stock options issued below fair market value	—	27,000
Loss from discontinued operations of subsidiary in excess of investment	536,605	—
Impairment on property and equipment	52,222	167,000
Impairment on inventory	1,565,257	—
Impairment on patents	169,297	—
Changes in operating assets and liabilitites:	—	—
Accounts receivable	(93,366)	(206,495)
Inventories	(255,696)	(1,309,561)
Prepaid consulting	215,841	217,672
Prepaid expenses	101,597	(30,585)
Other current assets	—	(49,752)
Accounts payable	263,642	313,444
Accrued expenses	39,347	258,470
NET CASH (USED IN) OPERATING ACTIVITIES	(1,982,763)	(5,649,837)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(91,495)
Patent acquisition costs	(81,324)	(40,689)
Lease deposits	(2,500)	(2,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(83,824)	(134,184)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	100,000	474,000
Repayments of notes payable	(39,000)	—
Issuance of common stock, net of expenses	1,782,586	5,033,802
Exercise of stock options	—	27,500
Exercise of warrants	—	825
Payments received on stock subscription receivable	275,230	3,375
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,118,816	5,539,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,229	(244,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	173,320	417,839

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$225,548	$173,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$5,515	$106
Taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$195,454	$966,428
Warrants issued for services	$—	$13,920

(21)

Gelstat Corporation
CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2005

	Common Stock Issued		Additional	Subscriptions	Deferred	Retained	Stockholders' equity
	Shares	Amount	Paid In Capital	Receivable	Compensation	(Deficit)	(Deficit)

Balance, December 31, 2003	9,200,805	$92,008	$2,470,483	$—		$(1,626,316)	$936,175

Issuance of common stock for services	300,500	3,006	983,644	—		—	986,650

Issuance of common stock for cash, net of expense	3,045,149	30,451	5,278,581	(275,230)		—	5,033,802

Exercise of options & warrants for cash	153,750	1,538	26,787	—		—	28,325

Cashless exercise of options / warrants	59,547	595	(595)	—		—	—

Warrants and options issued for services	—	—	410,640	—		—	410,640

Net loss for the year	—	—	—	—		(6,222,975)	(6,222,975)

Balance, December 31, 2004	12,759,751	127,598	9,169,540	(275,230)	—	(7,849,291)	1,172,617

Exercise of options	34,523	345	(345)	—		—	—

Payments received on stock subscription receivable	—	—	—	275,230		—	275,230

Issuance of common stock for cash, net of expense	1,732,001	17,320	1,765,266	—		—	1,782,586

Issuance of common stock for services	260,000	2,600	192,854	—	—	—	195,454

Issuance of common stock for interest	50,000	500	38,500	—	—	—	39,000

Issuance of common stock for prepaid consulting	728,000	7,280	460,860	—	(468,140)		—

Warrants issued for prepaid consulting	—	—	195,650	—	(195,650)	—	—

Amortization of deferred compensation					295,175		295,175

Warrants issued to extend notes payable	—	—	276,000	—		—	276,000

Loss from discontinued operations of subsidiary in excess of investment	—	—	536,605	—		—	536,605

Net loss for the year	—	—	—	—		(5,792,011)	(5,792,011)

Balance, December 31, 2005	15,564,275	$155,642	$12,634,930	$—	$(368,615)	$(13,641,302)	$(1,219,345)

(22)

GELSTAT CORPORATION

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - Organization and Business Background

GelStat Corporation ("the Company" or "GelStat") is a consumer health care company dedicated to the cost-effective development and marketing of over-the-counter (OTC) and other non-prescription consumer health care products. While development efforts ceased in 2005 due to lack of capital, its efforts were focused on proprietary, innovative products that addressed multi-billion dollar global markets.

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of NP Acquisition, whereby Gelstat is deemed to be the accounting acquirer (legal acquiree) and NP Acquisition to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Gelstat, with the assets and liabilities, and revenues and expenses, of NP Acquisition being included effective from the date of stock exchange transaction.  NP Acquisition is deemed to be a continuation of the business of Gelstat.  Accordingly, the accompanying consolidated financial statements include the following:

(1)         The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

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

In 2004, the Company formed a wholly-owned subsidiary, GS Pharma, Inc. (GS Pharma), to pursue various pharmaceutical (prescription drug) opportunities that might exist relative to the Company's intellectual property. During the remainder of 2004, this subsidiary evaluated potential business opportunities, but had no financial activity or licensing agreements in place.

Effective January 1, 2005, GS Pharma entered into a license agreement with DTLL, Inc. ("DTLL"), a Minnesota corporation, in exchange for 12,500,000 shares of DTLL common stock. Effective March 25, 2005, GS Pharma changed its name to GSC Subsidiary, Inc. On November 14, 2005, the Company sold 12.4 million of its shares in DTLL for gross cash proceeds of $500,000. As a result of the transaction, the Company will no longer be consolidating DTLL results in the Company’s future financial statements.

(23)

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Management's Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of December 31, 2005, the Company did not record an allowance for uncollectible accounts.

Inventories

Inventories are valued at the lower of cost (using the first-in, first out (FIFO) method) or market. Inventory items replaced by an alternative and rendered unusable or diminished in value are considered to be obsolete. Obsolete inventory items are written down to zero.

Intangible Assets

Patent cost, including legal fees and other costs associated with obtaining this patent, will be amortized over the life of the patent using the straight-line method after the patent is approved by the authorities.

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

Cost of Revenue

Cost of revenues consists primarily of product costs and shipping and handling, which are directly attributable to the sale of products.

Advertising

Advertising costs are charged to operations when incurred.

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

Income Taxes

The Company accounts for income tax using FASB ASC 740 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

Net Loss per Common Share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. No diluted loss per share is required to be represented.

Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(24)

NOTE 3 – Property and Equipment

	2005	2004
Furniture and equipment	$—	$36,975
Production equipment	—	46,101
Computer equipment and software	—	55,324
Leasehold improvements	1,640
Total	—	140,040
Less: accumulated depreciation and amortization	(29,332)
Total property and equipment, net	$—	$110,708

The company recorded a fixed asset impairment of $55,222 and $167,000 during the year ended December 31, 2005 and 2004, respectively.

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The application was pending as of December 31, 2005. Legal fees and other costs associated with obtaining this patent were capitalized in the amount of $11,834 as of December 31, 2005. These fees and costs will be amortized over the life of the patent using the straight-line method after approval.

NOTE 5 – Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2005	2004
Accrued payroll and payroll taxes	$81,987	$81,681
Accrued and deferred rent	8,544	4,563
Accrued trade promotions expense	30,342	77,007
Accrued coupon programs	1,514	47,420
Accrued co-op advertising expense	34,411	61,203
Accrued merchandising programs expense	101,263	62,260
Other accrued revenue reductions	13,392	39,691
Other accrued expense	7,926	3,217
Deferred Revenue-Pay on Scan	45,656	—
Deferred Revenue	69,600	—
Accrued interest expense	21,750	—
Total accrued expenses	$416,389	$377,042

(25)

NOTE 6 - Short-Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	12/31/2005	12/31/2004
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$102,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	—
Original issue discount	—	(184,860)
Total	$535,000	$289,140

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

The Company paid an additional $15,000 of the principal during the three months ended June 30, 2005. During the six months ended December 31, 2005, the Company did not make any principal payments, and accrued 6% interest on the outstanding balance. The Company negotiated a settlement of the remaining note balance of $435,000 in July 2011.

On July 1, 2005, the Company issued a secured short term convertible promissory note payable in the amount of $100,000. The note was secured by the outstanding receivables of the Company, which, as of July 1, 2005, totaled approximately $200,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) three business days of that date on which the Company closed on cumulative net proceeds of $2,000,000 or greater which were obtained through any offering of its securities, including without limitation any debt, common stock or preferred stock or (ii) October 1, 2005. If the Company closed on $2,000,000 or more in net proceeds through an offering of its securities, the promissory note holder had the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable was contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurred. In lieu of interest, the Company issued to the note holder 50,000 shares of common stock valued at $39,000. The Company negotiated a settlement of the note balance of $100,000 in November 2009.

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	12/31/2005	12/31/2004
728,000 shares of common stock at prices ranging from $0.54 - $.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	—

Five-year warrants to purchase 285,000 shares of common stock were granted with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	—

Amortization of deferred compensation	295,175

Total	$(368,615)	—

(26)

NOTE 8 - Stockholders' Equity

During the three months ended September 30, 2005 the Company issued 465,000 shares of common stock and 232,500 five-year warrants with an exercise price of $.75 for gross proceeds of $232,500. The Company determined the fair value of the warrants to be $109,675, based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, risk-free interest rates ranging from 3.98% - 4.1% and an expected life of five years.

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

During the three months ended June 30, 2005, the Company issued 1,267,001 shares of common stock with gross proceeds of $1,773,801 and expenses of $223,712 in connection with a private placement offering. The Company issued five-year warrants with an exercise price of $1.00 as commission for the equity financing to purchase 123,700 shares of common stock.

During the three months ended June 30, 2005, the Company issued 143,000 shares of common stock at prices ranging from $.70 to $6.45 per share for services rendered or to be rendered valued at $140,140.

During the three months ended June 30, 2005, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50. The Company determined the fair value of warrant to be $49,500 based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, risk-free interest rate of 3.9% and an expected life of five years.

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

During the year ended December 31, 2004, the Company issued 270,000 options to an employee below fair market value. In accordance with APB No. 25, the Company recorded and expense of $27,000 during the year ended December 31, 2004.

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

On July 19, 2004, the Company's Board of Directors approved a three for two stock split, payable on or about August 31, 2004 to shareholders of record on August 17, 2004 (the "record date"). All share data is presented to give effect to the retroactive application of the stock dividend as if it occurred on June 25, 2002 (date of inception of GelStat).

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

(27)

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

Information regarding the Company's stock options is summarized below:

			Number of	Weighted Average
			Options	Exercise Price
Options Outstanding -	December 31,	2003	641,250	$ 0.92
Granted			1,298,500	2.92
Exercised			(30,000)	0.92
Canceled/Expired			(270,000)	1.20
Options Outstanding -	December 31,	2004	1,639,750	2.46
Granted			1,724,000	0.35
Exercised			-	-
Canceled/Expired			(705,000)	3.29
Options Outstanding -	December 31,	2005	2,658,750	$ 0.87

Options exercisable -	December 31,	2004	233,750	$ 1.19

Options exercisable -	December 31,	2005	1,068,750	$ 1.73

Weighted average fair value of options granted
during the year-ended		2004		$ 3.20

Weighted average fair value of options granted
during the year-ended		2005		$ 1.31

Options outstanding at December 31,2005:
	Outstanding			Exercisable
		Weighted Average
			Remaining		Weighted
	Number of		Contractual	Number of	Average
Range of exercise prices	Options	Exercise Price	Life Years	Options	Exercise Price
$0.30	1,590,000	$ 0.30	4.88	-	$ -
$0.92 - $1.20	686,250	0.93	2.73	686,250	0.93
$2.67 -$3.37	382,500	3.16	3.48	382,500	3.16
$0.30 - $3.37	2,658,750	$ 0.87	4.12	1,068,750	$ 1.73

Stock Warrants

The Company has also issued warrants in connection with equity offerings, for services rendered, and with short term notes payable, as summarized below:

			Number of	Weighted Average
			Warrants	Exercise Price
Warrants Outstanding -	December 31,	2003	800,265	$ 0.13
Granted			362,813	1.96
Exercised			(195,750)	0.33
Canceled/Expired			-	-
Warrants Outstanding -	December 31,	2004	967,328	0.80
Granted			716,201	0.92
Exercised			-	-
Canceled/Expired			-	-
Warrants Outstanding -	December 31,	2005	1,683,529	$ 0.85

Weighted average fair value of Warrants granted
during the year-ended		2004		$ 3.96

Weighted average fair value of Warrants granted
during the year-ended		2005		$ 1.09

During the year-end	December 31,	2005	warrants were issued for the following:
641,201 for services, 75,000 for short-term note payable interest and 0 in connection with equity financing.

Warrants outstanding at December 31, 2005:
	Outstanding & Exercisable
		Weighted Average
			Remaining
	Number of		Contractual
Range of exercise prices	Warrants	Exercise Price	Life Years
$0.15	654,015	$ 0.15	2.03
$.50-$1.00	703,201	0.84	4.44
$1.20-$1.67	104,025	1.44	2.88
$2.00-$3.00	222,288	2.68	3.93
$0.15-$3.00	1,683,529	$ 85.00	3.34

(28)

NOTE 9 – Subsidiary

Effective January 1, 2005, GS Pharma, Inc. (n/k/a GSC Subsidiary, Inc.) a wholly-owned subsidiary of GelStat Corporation entered into a license agreement with DTLL, Inc., a Minnesota corporation, in exchange for 12,500,000 shares of DTLL common stock. On November 14, 2005, the Company sold 12.4 million of its shares in DTLL for gross cash proceeds of $500,000. DTLL was consolidated into the Company’s consolidated financial statements from January 1, 2005 through November 14th, 2005 at which time the Company recorded a loss from discontinue operations of subsidiary, net of tax, in the amount of $(536,605).

NOTE 10 – Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,291,415 and $2,295,000 for the years ending December 31, 2005 and 2004, respectively.

Components of the net deferred income taxes are as follows at December 31:

	December 31,
	2005	2004
Deferred income tax assets	$5,251,901	$2,925,000
Less: Valuation allowance	(5,193,415)	(2,902,000)
	58,486	23,000
Deferred income tax liabilities
Depreciation	(58,486)	(23,000)
Net deferred income tax assets	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, is as follows:

	2005	2004
Income tax computed at the federal statutory rate	-34.00%	-34.00%
State income tax, net of federal tax benefit	-4.50%	-4.50%
Total	-38.50%	-38.50%
Valuation Allowance	38.50%	38.50%
Total deferred tax asset	0%	0%

(29)

NOTE 11 - Stock-Based Compensation

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have increased to the following pro forma amounts:

	December 31,
	2005	2004
Net Loss	$(5,792,011)	$(6,222,975)
Pro forma net loss	$(7,496,675)	(7,002,867)

Basic and diluted net loss per share:
As reported	$(0.41)	$(0.56)
Pro forma net loss	(0.52)	(0.63)

Stock-based compensation:
As reported	$—	$27,000
Pro forma net loss	1,704,664	779,892

The estimated fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions used for options granted for the year-ended December 31, 2005: dividend yield of 0%, expected volatility of 201.89%, risk-free interest rate of 4.43% and expected lives of five years; and for options granted for the year-ended December 31, 2004: dividend yield of 0%, expected volatility of 148%, risk-free interest rate of 3.51% and expected lives of five years.

NOTE 12 - Related Party Transactions

On December 2, 2004, the Company borrowed $102,000 from a director of the Company for a term ending on February 2, 2005, or, if earlier, upon a $2,000,000 financing, as discussed in Note 5, above. In lieu of interest, the Company issued to the director a five-year warrant to purchase 17,000 shares of common stock at an exercise price of $3.00. The repayment date for $78,000 of the note was extended to June 2, 2005, and in lieu of interest for the extension period, the Company issued to the director a five-year warrant to purchase 13,000 shares of common stock at an exercise price of $1.00. The Company paid an additional $15,000 of the principal note balance during the three months ended June 30, 2005. During the six months ended December 31, 2005, the Company did not make any principal payments, and accrued 6% interest on the outstanding balance. The Company negotiated a settlement of the remaining note balance of $63,000 outstanding in July 2011.

NOTE 13 - Legal Proceedings

On July 30, 2004, the Company and Stephen Roberts, the Company's chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." Mr. Hauser, a former director of the Company, alleged that he was owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserted a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. The case went to trial November 2005. Gelstat prevailed on all accounts except for $5,000 which was paid to Mr. Hauser July 6, 2006.

On September 13, 2004, the Company was served with a Summons and Complaint entitled "Michael C. Borman vs. GelStat Corporation." Mr. Borman, a former employee of the Company, alleged that he was owed wages, severance and options to purchase Company stock and cash fees in connection with his service as an employee. Mr. Borman asserted a claim for damages in the amount of $226,667 based on the price of the Company stock plus the amount of unpaid wages and severance. A pre-trial agreement was reached March 2006 wherein Mr. Borman was issued 175,000 shares of common stock and 50,000 shares of restricted stock pursuant to a Consultant Agreement dated January 26, 2006.

NOTE 14 – Going Concern

As shown in the accompanying audited consolidated financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $5,792,011 during 2005. The Company had a net deficiency of $13,641,302 as of December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(30)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

GFR's report on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002, and the subsequent interim period ending January 6, 2004 (i) there were no disagreements between the Company and GFR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of GFR, would have caused them to make reference tothe subject matter of the disagreement in connection with their reports and (ii)there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (SEC). The decision to replace GFR was not the result of any disagreement between us and GFR on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

Concurrently, on January 6, 2004, the Audit Committee of the Board of Directors and the Board of Directors approved the appointment of Virchow, Krause & Company, LLP ("Virchow Krause") as the Company's independent accountant and auditor, said action to be effective January 5, 2004. Virchow Krause has audited the Company's financial statements included in this Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003. The Company did not consult with Virchow Krause on any matters related to accounting principles or practice, financial statement disclosures or audit procedures during the fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through January 6, 2004 prior to selecting and appointing Virchow Krause as auditor. On May 1, 2007 Virchow Krause resigned as the Company’s auditors due to lack of payment.

On August 23, 2011, the Audit Committee of the Board of Directors and the Board of Directors approved the appointment of Bongiovanni & Associates, CPAs ("Bongiovanni") as the Company's independent accountant and auditor, said action to be effective August 24, 2011. The decision to replace Virchow Krause was not the result of any disagreement between us and Virchow Krause on any matter of accounting principle or practice, financial statement disclosure or audit procedure. The Company did not consult with Bongiovanni regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as such term is described in Item 304(a)(1)(v) of Regulation S-K.

(31)

ITEM 9A. CONTROLS AND PROCEDURES

During the course of their audit of our consolidated financial statements for 2005, our independent registered public accounting firm, Bongiovanni advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the company has no employees and only one officer, it is not practical to remediate this material weakness.

We have discussed our corrective actions and future plans with our Audit Committee and Bongiovanni. Further, our management, including our Chief Executive Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation and due to the Company’s limited operations, our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness noted above will not, however, impact the quality of the financial information provided on a quarterly or annual basis. In addition, because of this materials weakness, the Company’s disclosure controls are considered to be ineffective.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

None

(32)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the directors, officers, and significant employees of the Company, their ages and positions with the Company as of the date of filing this Report:

Name	Age	Position
Gerald N. Kieft	44	Chief Executive Officer
William Colucci	73	Chairman of the Board of Directors
Paul W. Bucha	69	Director
Adrian Goldfarb	55	Director

Gerald N. Kieft, Chief Executive Officer

Gerald Kieft has been the CEO of Gelstat since June of 2008. Mr. Kieft was the founder and has been the CEO of Wall Street Resources, Inc. from September of 2003 until present. Mr. Kieft was a co-founder and is the CEO of WSR from December of 2007 until present. Mr. Kieft was the founder and has been the CEO of High Alpha Partners, Inc. from November of 2008 until present. Mr. Kieft was the founder and CEO of GSC Direct, Inc. from September of 2010 to September of 2011.

William R. Colucci,Chairman of the Board

William R. (Bill) Coluccihas been a consultant to and a director since 2007.  From 2008-2010, he advised Ermis Pharmaceuticals in developing a market strategy for their all natural acne and face products. From 2004 to 2007 he served as Corporate Secretary for Universal Capital Management, Inc., a publicly traded Business Development Company.  Since 1999, Mr. Colucci has served as an independent consultant providing business consulting services to emerging growth companies.

Paul W. Bucha, Director

Paul Bucha has served as a director since 2011. Mr. Bucha, has been the CEO of Terra Mark II, LLC since December 2005. Under his leadership, it was established to continue work on real estate projects in Bermuda and other environmentally sensitive locations after buy out of majority owners of Terra Mark, LLC. joint venture with Greenfield Partners of Norwalk, Connecticut.

In addition, Mr. Bucha has been a director of M Group, USA since 1994. M Group, USA is a family owned real estate and investment company with projects in Switzerland, United Kingdom, Caribbean basin and USA. He has oversight of all aspects of company activities. Mr. Bucha was appointed director because of his business experience.

Adrian G. Goldfarb,Director- (Head of Audit Committee)

Mr. Goldfarb has been a director of Gelstat since April 2008. Mr. Goldfarb has been Chief Financial Officer of Ecosphere Technologies, Inc. (“Ecosphere”) since February 11, 2008. From December 2007 until December 19, 2008, Mr. Goldfarb was the President of WSR a consulting services company WSR also provided Chief Financial Officer services to Ecosphere and Mr. Goldfarb was a consultant. Since December 20, 2008, he has been a full-time employee and resigned from his position as President of WSR.  Mr. Goldfarb has more than 30 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu.  From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. In May 2010, Mr. Goldfarb was elected a director of Information Systems Associates, Inc. and is Chairman of the Audit Committee. Mr. Goldfarb was elected a director of Information Systems Associates, Inc. and is Chairman of the Audit Committee. Mr. Goldfarb was elected director because of his public company experience and his accounting knowledge.

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

The Board of Directors has one standing committee consisting of an Audit Committee.

The Audit Committee is responsible for reviewing the services rendered by the Company's independent auditors and the accounting standards and principles followed by the Company. As of the date of filing this Report, the Company's audit and finance committee is comprised of it one outside board member, Mr. Goldfarb, who is "independent" as defined in the rules of the Nasdaq Stock Market. Mr. Goldfarb is also an "audit committee financial expert" as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and (ii) also meets NASDAQ’s financial sophistication requirements.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 % of the registered class of the Company’s equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC. Officers, directors and greater than 10 % shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

Based upon the Company's review of the copies of such forms, and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2005, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners, with the exceptions described below have complied with all filing requirements applicable to them with respect to transactions during 2005.

During the fiscal year ending December 31, 2005 Stephen Roberts failed to timely file one Form 5 related to gifts of Company stock, Richard Ringold failed to timely file one Form 4, and Nicholas Bluhm failed to timely file Form 3. All of these forms have been subsequently filed.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The code is filed as Exhibit 14to this Report on Form 10-K. A copy of the Code will be provided without charge to any person upon request in writing to Gerald N. Kieft, CEO, at the address of the Company in Palm City, Florida.

(33)

ITEM 11. EXECUTIVE COMPENSATION

The following information related to the compensation paid by us for 2005 and 2004 to our Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year (b)	Salary (c)		Options Awards (g)	Total (j)
Stephen Roberts, CEO	2005	$156,462		$198,000	$354,462
	2004	$144,000		$0	$156,000

Russell Mitchell, President	2005	$58,945	(1)	$0	$58,945
	2004	$144,000		$0	$156,000

Richard Ringold, Vice President	2005	$158,324		$156,000	$314,324
	2004	$123,000		$0	$129,000

(1) Resigned April 29,2005

Outstanding Equity Awards at Fiscal Year-End
Name and Principal Position	Number of Securities Underlying Unexercised Options						Option Exercise Price	Option Expiration Date
	Exercisable			Unexercisable
	#	$		#		$

Stephen Roberts, CEO
	—	$0		660,000	(1)	$198,000	$0.30	11/16/10
Russell Mitchell, President
	—	$0		—		$0	na	na
Richard Ringold, Vice President
	360,000	$330,000	(2)	—		$0	$0.92	07/08/08
	11,250	$13,500	(3)	—		$0	$1.20	12/28/08
	270,000	$909,900	(4)	—		$0	$3.37	07/01/09
	—	$0		520,000	(5)	$156,000	$0.30	11/16/10

(1) Vest over two years – 82,500 every three months

(2) Fully vested December 31, 2005

(3) Fully vested December 31, 2005

(4) Fully vested December 31, 2005

(5) Vested over two years – 65,000 every three months

Compensation Agreements

The Company does not have any employment agreements at this time. Its sole officer performs part-time services without compensation.

Compensation of Directors

The Company at present has three outside directors, and does not separately compensate management directors for services related to their participation on the board. The Company grants 500,000 shares of common stock to each outside director at the time of their first election or appointment and 500,000 shares of common stock for each completed year of service. The Company at present provides no cash compensation for any director.

The table below provides information for 2005 in contrast to the above paragraph which is current.

Director Compensation

Name	Option Awards $ (d)(1)	Total (h)
Donald Miller	$14,500	$14,500	(1)

K. James Ehlen, M.D.	$14,500	$14,500	(1)

(1) Computed in accordance with FASB ASC Topic 718

Equity Compensation Plan

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2005:

Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuances.

Equity compensation plans approved by security holders	2,658,750	(1)	$0.87	941,250

Equity compensation plans not approved by security holders	1,683,529		$0.85	—
				Total 941,250

(1) Employee incentive stock options issued under the Company's 2003 Incentive Plan. Options outstanding at December 31, 2005 have exercise prices ranging from $0.30 to $5.25, vest over a period up to three years, and expire five years from the date of grant, with a weighted average remaining contractual life of 4.12 years.

(34)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of the date of filing this Report, concerning the beneficial ownership of the Company's common stock by persons known to the Company to beneficially own more than 5% of the common stock, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares owned by persons having sole voting and investment power over such shares unless otherwise noted.

Gerald Kieft - 3557 SW Corporate Parkway, Palm City, Fl. 34990, calculation includes, 2.5 million warrants owned by WSR Consulting, Inc. of which Mr. Kieft is the control person and 22.5 million shares owned by High Alpha Partners, Inc. of which Mr. Kieft is the control person.

2. William Colucci - 3557 SW Corporate Parkway, Palm City, Fl. 34990

3. Adrian Goldfarb - 3557 SW Corporate Parkway, Palm City, Fl. 34990, calculation includes 1.175 million shares owned by Ronnie Sue Goldfarb, Mr. Goldfarb’s wife.

4. Paul W. Bucha - P.O. Box 849 Ridgefield, CT 06877

5. William O. Brisben - 3557 SW Corporate Parkway, Palm City, FL 34990, calculation includes 10 million warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In September 2010, GelStat Direct formally contributed assets it owned relating to GelStat into a majority-owned subsidiary of High Alpha Partners, Inc. named GSC Direct, Inc.  In September 2011, 100% of the outstanding shares of GSC Direct, Inc. were acquired by GelStat in exchange for the issuance of 25,000,000 shares of Gelstat common stock.

Gerald N. Kieft (Gelstat’s CEO) is the founder, CEO and majority owner of High Alpha Partners, Inc.  Adrian G. Goldfarb (member of Gelstat’s Board of Directors) is the Treasurer of High Alpha Partners, Inc. High Alpha Partners, Inc. owned 75% of GSC Direct, Inc. prior to its share exchange agreement with Gelstat.  Mr. Kieft is the founder and CEO of GSC Direct, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gelstat’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of its independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by its independent registered public accounting firm in 2005 were approved by the Audit Committee.  The following table shows the fees paid to our principal accountant for the year ended December 31, 2005 and for the year ended December 31, 2004.

	2005	2004
Audit Fees(1)(3)	$14,416	$74,641
Audit Related Fees(2)	0
Tax Fees	0	4,035
All Other Fees	0

Total	$14,416	$78,676

(1)     Audit fees - these fees relate to the audit of our annual financial statements and internal control over financial reporting and the review of our interim quarterly financial statements.

(2)     Audit related fees - these fees relate primarily to the auditors' review of our registration statements and audit related consulting of our annual financial statements and internal control over financial reporting and the review of our interim quarterly financial statements.

(3)     Audit fees cover multiple periods

(35)

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits

NO. EXHIBIT DESCRIPTION

3.1 Certificate of Incorporation

3.2 Certificate of Amendment to Certificate of Incorporation - Increased Capital

3.3 Plan of Merger and Reorganization - Delaware

3.4 Plan of Merger - Delaware

3.5 Bylaws

14.0 Code of Ethics

21.0 List of Subsidiaries

31.1 Certification of Principal Executive Officer (Section 302)

31.2 Certification of Principal Financial Officer (Section 302)

32.1 Certification of Principal Executive Officer and Principal Financial Officer (Section 906)

(36)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: August 30, 2012

GELSTAT CORPORATION

By: /s/ Gerald N. Kieft

Gerald N. Kieft

Chief Executive Officer

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD N. KIEFT	Director and Principal Financial Officer and Chief Accounting Officer	October 5, 2012
Gerald N. Kieft

/s/ WILLIAM R. COLUCCI	Chairman of the Board and Director	October 5, 2012
William R. Colucci

/s/ ADRIAN G. GOLDFARB	Director	October 5, 2012
Adrian G. Goldfarb

/s/ PAUL W. BUCHA	Director	October 5, 2012
Paul W. Bucha

 (35)