Form 10-Q
period 2006-03-31
GELSTAT CORP
filed 2012-10-18
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-21394

Gelstat Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0075732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3557 SW Corporate Parkway Palm City, Florida	34990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 283-0020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Date of Filing this Report
Common Stock, $0.01 par value per share	127,447,078 shares

(1)

(2)

PART I — FINANCIAL INFORMATION

Explanatory Note. This report on Form 10-Q has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

Item 1. Financial Statements.

Gelstat Corporation
BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS	3/31/2006	12/31/2005
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$28,254	$225,548
Accounts receivable	168,206	134,333
Other current assets	20,000	60,000
Total Current Assets	216,460	419,881

Other Assets
Patents	19,198	11,834
Lease deposits	10,192	10,192
Total Other Assets	29,390	22,026

TOTAL ASSETS	$245,850	$441,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$641,643	$709,864
Accrued expenses	431,476	416,389
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,608,119	1,661,253

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 16,159,275 and 15,564,275 issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	161,592	155,642
Additional paid in capital-warrants	12,758	—
Additional paid in capital	12,887,922	12,634,930
Deferred compensation	(224,777)	(368,615)
Retained deficit	(14,199,763)	(13,641,302)
Total Stockholders' (Deficit)	(1,362,268)	(1,219,345)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$245,850	$441,908

(3)

Gelstat Corporation
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the three months ended March 31,
	2006	2005

Revenues	$91,391	$45,519
Cost of Goods Sold	20,757	59,639
Gross Profit (Loss)	70,634	(14,120)

Operating Expenses
Selling, general and administrative expenses	198,384	339,690
Common stock issued for services	241,700	440,000
Payroll expense	175,944	344,618
Research and development	3,587	37,350
Total expenses	619,615	1,161,658

Loss from operations	(548,981)	(1,175,778)

Other Income and (Expense)
Gain on sale of technology	—	27,002
Interest expense	(9,480)	(322,973)
Interest income	—	357
Net Other Income (Expense)	(9,480)	(295,614)

Minority interest in loss of consolidated subsidiary	—	14,593

Loss before income taxes	(558,461)	(1,456,799)

Provision for income taxes	—	—

Loss from continuing operations	(558,461)	(1,456,799)

Extraordinary item-gain on sale of subsidiary, net of tax	—	382,376

Net loss	$(558,461)	$(1,074,423)

Loss per common share:
Basic and fully diluted	($0.04)	($0.08)

Weighted average common shares outstanding	15,875,275	12,778,776

(4)

Gelstat Corporation
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the three months ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net (loss)	$(558,461)	$(1,074,423)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Minority interest in net loss of consolidated subsidiary	—	(14,593)
Extraordinary gain on acquisition of DTLL	—	(382,376)
Gain on sale of technology to DTLL	—	(27,002)
Depreciation	—	7,739
Amortization of original discount	—	322,860
Common stock issued for services	241,700	440,000
Amortization of deferred compensation	143,838	—
Changes in operating assets and liabilitites:
Accounts receivable	(33,873)	63,571
Inventories	—	(439,050)
Prepaid expenses	—	(322,027)
Other current assets	40,000	—
Accounts payable	(68,221)	693,063
Accrued expenses	15,087	59,884
NET CASH (USED IN) OPERATING ACTIVITIES	(219,930)	(672,354)

Cash Flows from Investing Activities
Cash received from mergers	—	499,505
Purchase of property and equipment	—	(2,054)
Patent acquisition costs	(7,364)	(13,249)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,364)	484,202

Cash Flows from Financing Activities
Repayments of notes payable	—	(24,000)
Issuance of common stock, net of expenses	30,000	—
Payments received on stock subscription receivable	—	275,230
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000	251,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(197,294)	63,078

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	225,548	173,320

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$28,254	$236,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$241,700	$440,000

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the related notes for the years ended December 31, 2005 and 2004 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - Organization and Business Background

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

On May 9, 2003, Developed Technology Resource, Inc. (DTR) filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of GelStat Corp. with NP Acquisition Corp. (NP Acquisition), then a wholly owned subsidiary of DTR. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of NP Acquisition, whereby Gelstat is deemed to be the accounting acquirer (legal acquiree) and NP Acquisition to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Gestat, with the assets and liabilities, and revenues and expenses, of NP Acquisition being included effective from the date of stock exchange transaction.  NP Acquisition is deemed to be a continuation of the business of Gelstat.  Accordingly, the accompanying consolidated financial statements include the following:

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

(6)

NOTE 3 - Summary of Significant Accounting Policies

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of March 31, 2006, the Company did not record an allowance for uncollectible accounts

Inventories

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which the employees do not render the requisite service.

The Company recognizes expenses for the fair value of its outstanding stock warrants and options as they vest, whether held by employees or others. The fair value of each stock warrant and option at the grant date is evaluated by using the Black-Scholes option pricing model based upon certain assumptions, including the expected stock price volatility.

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

(7)

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The application was pending as of March 31, 2006. Legal fees and other costs associated with obtaining this patent were capitalized in the amount of $19,198 as of March 31, 2006. These fees and costs will be amortized over the life of the patent using the straight-line method after approval.

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	3/31/2006	12/31/2005
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

The Company paid $24,000 of the principal balance of the notes during the three months ended March 31, 2005. During the first quarter the note holders agreed to extend the payment of the remaining balance of $450,000 to June 2, 2005. In lieu of interest during the period up to the extended due date, the Company issued to the note holders five-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.00. The warrants were valued using the Black-Scholes pricing model using the following factors: dividend yield of 0%, expected volatility of 163%, risk-free interest rate of 3.5% and expected lives of five years. The resulting original issue discount and the fair value of the warrants of $276,000 were amortized over the extended life of the notes using the straight-line method, which approximates the interest method. April 2005, the Company paid $15,000 of the principal balance. An additional $100,000 was borrowed by the Company during the three months ended September 30, 2005 bringing the outstanding balance to $535,000. No further principal payments were made on the notes. A settlement agreement was reached on the $100,000 note payable November 2009. Settlement agreements were reached on the remaining notes payable July 2011.

NOTE 6 - Related Party Transactions

On December 2, 2004, the Company borrowed $102,000 from a director of the Company for a term ending on February 2, 2005, or, if earlier, upon a $2,000,000 financing, as discussed in Note 5, above. In lieu of interest, the Company issued to the director a five-year warrant to purchase 17,000 shares of common stock at an exercise price of $3.00. The repayment date for $78,000 of the note was extended to June 2, 2005, and in lieu of interest for the extension period, the Company issued to the director a five-year warrant to purchase 13,000 shares of common stock at an exercise price of $1.00. The Company paid $24,000 of the principal during the three months ended March 31, 2005. The Company paid an additional $15,000 of the principal note balance during the three months ended June 30, 2005. During the six months ended December 31, 2005, the Company did not make any principal payments, and accrued 6% interest on the outstanding balance. The Company negotiated a settlement of the remaining note balance of $63,000 outstanding in July 2011.

(8)

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	3/31/2006	12/31/2005
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

Amortization of deferred compensation	439,013	295,175

Total	$(224,777)	$(368,615)

NOTE 8 - Stockholders' Equity

During the three months ended March 31, 2006 the Company issued 60,000 shares of common stock and 30,000 warrants with an exercise price of $.70 for gross proceeds of $30,000 which was allocated between common stock and warrants on a pro rata basis based on the known fair values of both securities. The fair value of the common stock was $30,000 determined using the market price of $.50 per share at issuance date; the fair value of the warrants was $22,200 determined based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 4.32% and an expected life of five years.

During the three months ended March 31, 2006, the Company issued 535,000 shares of common stock at prices ranging from $.74 to $.22 per share for services rendered or to be rendered valued at $241,700.

During the three months ended March 31, 2005, 54,000 five year warrants were exercised with a weighted average exercise price of $1.32 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 34,523 shares of common stock.

NOTE 9 - Legal Proceedings

On July 30, 2005, the Company and Stephen Roberts, the Company's chairman and chief executive officer, were served with a Summons and Complaint entitled "Peter Hauser vs. GelStat Corporation and Stephen C. Roberts." Mr. Hauser, a former director of the Company, alleged that he was owed options to purchase Company stock and cash fees in connection with his service as a director. Mr. Hauser asserted a claim for damages in the amount of $725,000 based on the price of the Company stock plus the amount of unpaid cash fees. The case went to trial November 2006. Gelstat prevailed on all accounts except for $5,000 which was paid to Mr. Hauser July 6, 2006.

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

On January 19th, 2006, the Company was served with a Summons and Complaint entitled “Milgaard RE Partnership vs. Gelstat Corporation.” Milgarrd RE Partnership, a promissory note holder, alleged Gelstat owed $76,734 regarding the note, interest and fees. On July 1, 2011, a settlement agreement was reached among parties wherein Milgarrd RE Partnership was issued 114,000, $0.03, 5 year warrants and $3,600 cash.

NOTE 10 – Going Concern

As shown in the accompanying unaudited financial statements, the Company has suffered recurring losses from operations to date. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(9)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Please refer to the financial statements and related notes thereto which is a part of this report for further information regarding the results of operations of the Company.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, shipment has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on Pay on Scan terms, we recognize revenue at the time of shipment of the merchandise.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10 Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC 718-10, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Notes to the Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

(10)

Results of Operations

The Company had revenues of $91,391, during the three months ended March 31, 2006. The Company had revenues of $45,519 during the three month ended March 31, 2005. The increase in revenue in 2006 is attributable to a reduction in revenue deductions.

Cost of goods sold during the three month ended March 31, 2006 and 2005 were $20,757 and $59,639, respectively. The decrease in cost of goods sold expense in 2006 is attributable to a reduction in production and assembly costs.

Selling, general and administrative expenses during the three month ended March 31, 2006 and 2005 were $198,384 and $339,690, respectively. The decrease in 2006 compared to 2005 is due to the reduction in professional fees and advertising expense.

The Company incurred $3,587 and $37,350 in research and development expense during the three month ended March 31, 2006 and 2005 respectively. The decrease in 2006 compared to 2005 is due to the reduction in clinical trial expense.

The Company recorded $9,480 and $322,973 of interest expense during the three month ended March 31, 2006 and 2005, respectively. In 2006 the interest expense relates to a 7% accrual on the outstanding notes payable balance of $535,000. The 2005 interest expense relates to amortization of the original issue discount and accrual of interest related to the short-term notes the Company issued in December 2004 and extended in February 2005 to June 2005, in addition to the short-term note the Company issued in July 2005. At March 31, 2006, notes payable with a principal balance of $535,000 are outstanding. The Company negotiated settlements with all note payable holders during 2009 to 2011.

Liquidity and Capital Resources

Cash flows used in operating activities were $219,930 and $672,354 for the three months ended March 31, 2006 and 2005, respectively. Negative cash flows from operations for the three months ended March 31, 2006 were due primarily to the net loss of $558,461, partially offset by the common stock and warrants issued for services. Negative cash flows from operations for the three months ended March 31, 2005 were due primarily to the net loss of $1,074,423, partially offset by the amortization of original discount and common stock issued for services.

Cash flows used in investing activities were $7,364 during the three months ended March 31, 2006 consisting of purchases of property and equipment. Comparatively, cash flows of $484,202 provided for in investing activities during the period in 2005 were due primarily to the cash received from mergers.

Cash flows provided by financing activities were $30,000 and $251,230 during the three months ended March 31, 2006 and 2005, respectively. Positive cash flows from financing activities during the three months ended March 31, 2006 were due solely to proceeds from issuance of common stock. Positive cash flows from financing activities during the three months ended March 31, 2005 were due primarily from payments received on stock subscriptions receivable.

As of the date of filing this Report, the Company had approximately $5,000 cash. The Company needs to raise additional capital to continue operations. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms what so ever. In addition, the Company may evaluate potential acquisitions and alliances, which may require equity or cash resources. The Company's ability to continue the present operations and successfully implement its development plans is contingent upon its ability to increase revenues and ultimately attain and sustain profitable operations and/or raise additional capital.

Forward Looking Statements

This report contains forward-looking statements including those relating to our liquidity.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the market for smaller public companies in general including their ability to raise capital and our inability to develop a robust marketing plan.

   Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

(11)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES.

During the course of their audit of our consolidated financial statements for 2006, our independent registered public accounting firm, Bongiovanni, advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the Company has no employees and only one officer, it is not practical to remediate this material weakness.

We have discussed our corrective actions and future plans with our Audit Committee and Bongiovanni. Further, our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation and due to the Company’s limited operations, our Chief Executive Officer and Chief Financial Officer has concluded that the material weakness noted above will not, however, impact the quality of the financial information provided on a quarterly or annual basis. In addition, because of this material weakness, the Company’s disclosure controls are considered to be ineffective.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

(12)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 19, 2006, the Company was served with a Summons and Complaint entitled “Milgaard RE Partnership vs. Gelstat Corporation.” Milgaard RE Partnership, a promissory note holder, alleged Gelstat owed $76,734 under the note, including interest and fees. On July 1, 2011, a settlement agreement was reached among parties wherein Milgaard RE Partnership was issued 114,000, $0.03, five year warrants and $3,600 cash.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006 the Company issued 60,000 shares of common stock and 30,000 warrants with an exercise price of $.70 for gross proceeds of $30,000.

During the three months ended March 31, 2006, the Company issued 535,000 shares of common stock at prices ranging from $.74 to $.22 per share for services rendered or to be rendered valued at $241,700.

All of the sales of the securities above were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder on the grounds that the securities were only sold to accredited investors who purchased for investment and legends were placed on the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation				Filed

3.2	Bylaws				Filed

31.1	Certification of Principal Executive Officer (302)				Furnished

31.2	Certification of Principal Financial Officer (302)				Furnished

32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelStat Corporation, 3557 SW Corporate Parkway Palm City, Florida, 34990 Attention: Mr. Gerald Kieft.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELSTAT CORPORATION

October 17, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)