Form 10-Q
period 2006-06-30
GELSTAT CORP
filed 2012-10-19
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Item 1. Financial Statements.

Gelstat Corporation
BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS	6/30/2006	12/31/2005
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$—	$225,548
Accounts receivable	145,500	134,333
Other current assets	20,000	60,000
Total Current Assets	165,500	419,881

Other Assets
Patents	19,198	11,834
Lease deposits	10,192	10,192
Total Other Assets	29,390	22,026

TOTAL ASSETS	$194,890	$441,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Checks in excess of bank balance	$29,742	$—
Accounts payable	755,974	709,864
Accrued expenses	422,993	416,389
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,743,709	1,661,253

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 16,479,275 and 15,564,275 issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	164,792	155,642
Additional paid in capital	12,923,122	12,634,930
Additional paid in capital-warrants	12,758	—
Deferred compensation	(80,940)	(368,615)
Retained deficit	(14,568,551)	(13,641,302)
Total Stockholders' (Deficit)	(1,548,819)	(1,219,345)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$194,890	$441,908

(3)

Gelstat Corporation
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Revenues	$72,068	$123,546	$163,459	$169,065
Cost of Goods Sold	19,598	125,635	40,355	185,274
Gross Profit (Loss)	52,471	(2,089)	123,105	(16,209)

Operating Expenses
Selling, general and administrative expenses	326,310	548,035	524,694	828,325
Common stock issued for services	38,400	442,000	280,100	882,000
Warrants issued for services	—	69,500	—	69,500
Option issued for services	—	—	—	—
Bad debt expense	—	—	—	—
Payroll expense	32,282	290,892	208,226	694,910
Research and development	15,367	92,313	18,953	129,663
Total expenses	412,359	1,442,740	1,031,974	2,604,398

Loss from operations	(359,888)	(1,444,829)	(908,869)	(2,620,607)

Other Income and (Expense)
Gain of sale of technology	—	—	—	27,002
Interest expense	(8,900)	(137,728)	(18,380)	(460,701)
Interest income	—	—	—	357
Net Other Income (Expense)	(8,900)	(137,728)	(18,380)	(433,342)

Minority interest in loss of consolidated subsidiary	—	40,049	—	54,642

Loss before income taxes	(368,788)	(1,542,508)	(927,249)	(2,999,307)

Provision for income taxes	—	—	—	—

Income from continuing operations	(368,788)	(1,542,508)	(927,249)	(2,999,307)

Discontinued operations
Loss from discontinued operations of subsidiary, net of tax	—	—	—	—

Extraordinary item-gain on sale of subsidiary, net of tax	—	—	—	382,376

Net loss	$(368,788)	$(1,542,508)	$(927,249)	$(2,616,931)

Loss per common share:
Basic and fully diluted	($0.02)	($0.11)	($0.06)	($0.20)

Loss per common share from discontinued operations	—	—	—	—

Weighted average common shares outstanding	16,233,121	13,887,681	16,055,187	13,336,291

(4)

Gelstat Corporation
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the six months ended
	6/30/2006	6/30/2005

Cash Flows from Operating Activities
Net (loss)	$(927,249)	$(2,616,931)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Minority in net loss of consolidated subsidiary	—	(54,642)
Extraordinary gain on acquisition of DTLL	—	(382,376)
Gain on slae of technology to DTLL	—	(27,002)
Depreciation	—	13,943
Amortization of original discount	—	460,860
Common stock issued for services	280,100	882,000
Common stock issued for interest	—	69,500
Amortization of deferred compensation	287,675	—
Changes in operating assets and liabilitites:
Accounts receivable	(11,166)	(27,464)
Inventories		(373,030)
Prepaid expenses	—	(200,897)
Other current assets	40,000	—
Accounts payable	46,110	135,201
Accrued expenses	6,604	(164,102)
NET CASH (USED IN) OPERATING ACTIVITIES	(277,926)	(2,284,940)

Cash Flows from Investing Activities
Cash received from mergers	—	499,505
Purchase of property and equipment	—	(2,054)
Patent acquisition costs	(7,364)	(31,207)
Lease deposits	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,364)	466,244

Cash Flows from Financing Activities
Repayments of notes payable	—	(39,000)
Issuance of common stock, net of expenses	30,000	1,550,089
Payments received on stock subscription receivable	—	275,230
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000	1,786,319

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(255,290)	(32,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	225,548	173,320

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$(29,742)	$140,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$113
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$280,100	$882,000

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of June 30, 2006, the Company did not record an allowance for uncollectible accounts

Inventories

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

(7)

NOTE 4 - Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The application was pending as of June 30, 2006. Legal fees and other costs associated with obtaining this patent were capitalized in the amount of $19,198 as of June 30, 2006. These fees and costs will be amortized over the life of the patent using the straight-line method after approval.

NOTE 5 - Short Term Convertible Notes Payable

The Company has outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	6/30/2006	12/31/2005
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

NOTE 7 - Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	6/30/2006	12/31/2005
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

Amortization of deferred compensation	582,850	295,175

Total	$(80,940)	$(368,615)

NOTE 8 - Stockholders' Equity

During the three months ended June 30, 2006, the Company issued 320,000 shares of common stock at $.12 per share for services rendered or to be rendered valued at $38,400.

During the three months ended June 30, 2006, the Company issued 500,000 warrants at an exercise price of $.09 per share for severance valued at $60,000. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 5.08% and an expected life of five years.

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

(9)

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

NOTE 10 - Going Concern

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

(10)

PART II— OTHER INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

(11)

New Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our financial statements.

Results of Operations

For the three and six months ended June 30, 2006

The Company had revenues of $72,068, during the three months ended June 30, 2006. The Company had revenues of $123,546 during the three months ended June 30, 2005. The Company had revenues of $163,459, during the six months ended June 30, 2006. The Company had revenues of $169,065 during the six months ended June 30, 2005. The decrease in revenue in 2006 is attributable to the Company only marketing its products on a limited basis.

Cost of goods sold during the three months ended June 30, 2006 and 2005 were $19,598 and $125,635, respectively. Cost of goods sold during the six months ended June 30, 2006 and 2005 were $40,355 and $185,274, respectively. The decrease in cost of goods sold expense in 2006 is attributable to a reduction products sold.

Selling, general and administrative expenses during the three months ended June 30, 2006 and 2005 were $326,310 and $548,035, respectively. Selling, general and administrative expenses during the six months ended June 30, 2006 and 2005 were $524,694 and $828,325, respectively. The decrease in 2006 compared to 2005 is due to the reduction in professional fees and advertising expense.

The Company incurred $15,367 and $92,313 in research and development expense during the three months ended June 30, 2006 and 2005 respectively. The Company incurred $18,953 and $129,663 in research and development expense during the six months ended June 30, 2006 and 2005 respectively. The decrease in 2006 compared to 2005 is due to the reduction in clinical trial expense.

The Company recorded $8,900 and $137,728 of interest expense during the three months ended June 30, 2006 and 2005, respectively. The Company recorded $18,380 and $460,701 of interest expense during the six months ended June 30, 2006 and 2005, respectively. In 2006 the interest expense relates to a 7% accrual on the outstanding notes payable balance of $535,000. The 2005 interest expense relates to amortization of the original issue discount and accrual of interest related to the short-term notes the Company issued in December 2004 and extended in February 2005 to June 2005, in addition to the short-term note the Company issued in July 2005. At June 30, 2006, notes payable with a principal balance of $535,000 are outstanding. The Company negotiated settlements with all note payable holders during 2009 to 2011.

Liquidity and Capital Resources

Cash flows used in operating activities were $277,926 and $2,284,940 for the six months ended June 30, 2006 and 2005, respectively. Negative cash flows from operations for the six months ended June 30, 2006 were due primarily to the net loss of $927,249, partially offset by the common stock and amortization of deferred compensation. Negative cash flows from operations for the six months ended June 30, 2005 were due primarily to the net loss of $2,616,931, partially offset by the amortization of original discount and common stock issued for services.

Cash flows used in investing activities were $7,364 during the six months ended June 30, 2006 consisting of purchases of property and equipment. Comparatively, cash flows of $466,244 provided for in investing activities during the period in 2005 were due primarily to the cash received from mergers.

Cash flows provided by financing activities were $30,000 and $1,786,319 during the six months ended June 30, 2006 and 2005, respectively. Positive cash flows from financing activities during the six months ended June 30, 2006 were due solely to proceeds from issuance of common stock. Positive cash flows from financing activities during the six months ended June 30, 2005 were due primarily from proceeds from issuance of common stock and payments received on stock subscriptions receivable.

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

(12)

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(13)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006, the Company issued 320,000 shares of common stock at $.12 per share for services rendered or to be rendered valued at $38,400.

During the three months ended June 30, 2006, the Company issued 500,000 warrants at an exercise price of $.09 per share for severance valued at $60,000.

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELSTAT CORPORATION

October 17, 2012,	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)