Form 10-Q
period 2006-09-30
GELSTAT CORP
filed 2012-10-19
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Item 1. Financial Statements.

Gelstat Corporation
BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS	9/30/2006	12/31/2005
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$—	$225,548
Accounts receivable	170,535	134,333
Other current assets	20,000	60,000
Total Current Assets	190,535	419,881

Other Assets
Patents	19,198	11,834
Lease deposits	10,192	10,192
Total Other Assets	29,390	22,026

TOTAL ASSETS	$219,925	$441,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Checks in excess of bank balance	$7,028	$—
Accounts payable	710,554	709,864
Accrued expenses	433,680	416,389
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,686,262	1,661,253

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 20,810,173 and 15,564,275 issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	208,100	155,642
Additional paid in capital	13,514,439	12,634,930
Additional paid in capital-warrants	142,112	—
Deferred compensation	(430,834)	(368,615)
Retained deficit	(14,900,155)	(13,641,302)
Total Stockholders' (Deficit)	(1,466,337)	(1,219,345)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$219,925	$441,908

(3)

Gelstat Corporation
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenues	$45,994	$77,615	$209,453	$246,680
Cost of Goods Sold	20,554	107,257	60,908	292,531
Gross Profit (Loss)	25,440	(29,642)	148,545	(45,851)

Operating Expenses
Selling, general and administrative expenses	177,772	251,048	702,466	493,096
Common stock issued for services	17,731	523,450	297,831	1,405,450
Warrants issued for services	—	—	—	166,150
Option issued for services	57,200	—	57,200	—
Payroll expense	84,309	199,249	292,535	1,451,286
Research and development	9,332	55,832	28,285	117,995
Total expenses	346,343	1,029,579	1,378,318	3,633,977

Loss from operations	(320,903)	(1,059,221)	(1,229,773)	(3,679,828)

Other Income and (Expense)
Gain on sale of technology	—	—	—	27,002
Interest expense	(10,700)	(66,423)	(29,080)	(527,124)
Interest income	—	150	—	507
Net Other Income (Expense)	(10,700)	(66,273)	(29,080)	(499,615)

Minority interest in loss of consolidated subsidiary	—	—	—	54,642

Loss before income taxes	(331,603)	(1,125,494)	(1,258,853)	(4,124,801)

Provision for income taxes	—	—	—	—

Income from continuing operations	(331,603)	(1,125,494)	(1,258,853)	(4,124,801)

Extraordinary item-gain on sale of subsidiary, net of tax	—	—	—	382,376

Net loss	$(331,603)	$(1,125,494)	$(1,258,853)	$(3,742,425)

Loss per common share:
Basic and fully diluted	($0.02)	($0.07)	($0.07)	($0.27)

Loss per common share from discontinued operations	—	—	—	—

Weighted average common shares outstanding	18,656,678	15,043,014	16,931,880	13,848,191

(4)

Gelstat Corporation
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the nine months ended
	9/30/2006	9/30/2005

Cash Flows from Operating Activities
Net (loss)	$(1,258,853)	$(3,742,425)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Minority interest in net loss of consolidated subsidiary	—	(54,642)
Extraordinary gain on acquisition of DTLL	—	(382,376)
Gain on sale of technology to DTLL	—	(27,002)
Amortization of deferred compensation	407,781	—
Depreciation	—	21,117
Amortization of original discount	—	460,860
Common stock issued for services	297,831	1,405,450
Common stock issued for interest	—	39,000
Warrants issued for services	—	166,150
Options issued for services	57,200	—
Changes in operating assets and liabilitites:
Accounts receivable	(36,201)	(65,969)
Inventories		(283,696)
Prepaid consulting	—	(427,138)
Prepaid expenses	—	21,935
Other current assets	40,000	—
Accounts payable	690	232,353
Accrued expenses	17,291	(57,957)
NET CASH (USED IN) OPERATING ACTIVITIES	(474,261)	(2,694,340)

Cash Flows from Investing Activities
Cash received from mergers	—	499,505
Purchase of property and equipment	—	(2,054)
Patent acquisition costs	(7,364)	(28,127)
Lease deposits	—	(2,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,364)	466,824

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable	—	100,000
Repayments of notes payable	—	(39,000)
Issuance of common stock, net of expenses	249,050	1,782,589
Payments received on stock subscription receivable	—	275,230
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	249,050	2,118,819

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(232,575)	(108,697)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	225,548	173,320

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$(7,028)	$64,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$5,151
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$297,831	$1,405,450

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 2006 AND 2005

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of September 30, 2006, the Company did not record an allowance for uncollectible accounts

Inventories

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

(7)

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The application was pending as of September 30, 2006. Legal fees and other costs associated with obtaining this patent were capitalized in the amount of $19,198 as of September 30, 2006. These fees and costs will be amortized over the life of the patent using the straight-line method after approval.

NOTE 5 - Short Term Convertible Notes Payable

The Company has outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	9/30/2006	12/31/2005
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

(8)

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

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	9/30/2006	12/31/2005
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	—

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	—

Amortization of deferred compensation	702,956	295,175

Total	$(430,834)	$(368,615)

(9)

NOTE 8 - Stockholders' Equity

During the three months ended September 30, 2006 the Company issued 2,433,888 shares of common stock and 2,433,888 warrants with an exercise price of $.20 for gross proceeds of $219,050 which was allocated between common stock and warrants on a pro rata basis based on the known fair values of both securities. The fair value of the common stock was $219,500 determined using the market price of $.09 per share at issuance date; the fair value of the warrants was $255,899 determined based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate ranging from 4.76% - 5.08% and an expected life of five years.

During the three months ended September 30, 2006 the Company issued 197,010 shares of common stock at $.09 per share for services rendered or to be rendered valued at $17,731.

During the three months ended September 30, 2006 the Company issued 1,700,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $170,000.

During the three months ended September 30, 2006 the Company issued 3,000,000 warrants at exercise prices ranging from $.25 - $.50 per share for services rendered or to be rendered valued at $300,000. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 4.77% and an expected life of five years.

During the three months ended September 30, 2006 the Company issued 760,000 options at exercise prices ranging from $.07 - $.11 per share for services rendered or to be rendered valued at $57,200. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rates ranging from 4.86% - 5.10% and an expected life of five years.

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

(10)

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

On September 7, 2006, the Company was served with a Summons and Complaint entitled “Dr. Steven Klos vs. Gelstat Corporation.” Dr. Steven Klos, a promissory note holder, alleged Gelstat owed $100,000 regarding the note, interest and fees. On November 3, 2009, a settlement agreement was reached among parties wherein Dr. Steven Klos was paid $25,000 cash.

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

(11)

PART II— OTHER INFORMATION

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

(12)

New Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our financial statements.

Results of Operations

For the three and nine months ended September 30, 2006

The Company had revenues of $45,994 and $77,615, during the three months ended September 30, 2006 and 2005, respectively. The Company had revenues of $209,453 and $246,680, during the nine months ended September 30, 2006 and 2005, respectively. The decrease in revenue in 2006 is attributable to the Company only marketing its products on a limited basis.

Cost of goods sold during the three months ended September 30, 2006 and 2005 were $20,554 and $107,257, respectively. Cost of goods sold during the nine months ended September 30, 2006 and 2005 were $60,908 and $292,531, respectively. The decrease in cost of goods sold expense in 2006 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses during the three months ended September 30, 2006 and 2005 were $177,772 and $251,048, respectively. The decrease in 2006 compared to 2005 is due to the reduction in professional fees and advertising expense. Selling, general and administrative expenses during the nine months ended September 30, 2006 and 2005 were $702,466 and $493,096, respectively. The increase in 2006 compared to 2005 is due to the increase in consulting services.

The Company incurred $9,332 and $55,832 in research and development expense during the three months ended September 30, 2006 and 2005 respectively. The Company incurred $28,285 and $117,995 in research and development expense during the nine months ended September 30, 2006 and 2005 respectively. The decrease in 2006 compared to 2005 is due to the reduction in clinical trial expense.

The Company recorded $10,700 and $66,423 of interest expense during the three months ended September 30, 2006 and 2005, respectively. The Company recorded $29,080 and $527,124 of interest expense during the nine months ended September 30, 2006 and 2005, respectively. In 2006 the interest expense relates to a 7% accrual on the outstanding notes payable balance of $535,000. The 2005 interest expense relates to amortization of the original issue discount and accrual of interest related to the short-term notes the Company issued in December 2004 and extended in February 2005 to June 2005, in addition to the short-term note the Company issued in July 2005. At September 30, 2006, notes payable with a principal balance of $535,000 are outstanding. The Company negotiated settlements with all note payable holders during 2009 to 2011.

Liquidity and Capital Resources

Cash flows used in operating activities were $474,261 and $2,694,340 for the nine months ended September 30, 2006 and 2005, respectively. Negative cash flows from operations for the nine months ended September 30, 2006 were due primarily to the net loss of $1,258,853, partially offset by the common stock and amortization of deferred compensation. Negative cash flows from operations for the nine months ended September 30, 2005 were due primarily to the net loss of $3,742,425, partially offset by the amortization of original discount and common stock issued for services.

Cash flows used in investing activities were $7,364 during the nine months ended September 30, 2006 consisting of patent acquisition costs. Comparatively, cash flows of $466,824 provided for in investing activities during the period in 2005 were due primarily to the cash received from mergers, offset by patent acquisition costs, lease deposits and purchases of property and equipment.

Cash flows provided by financing activities were $249,050 and $2,118,819 during the nine months ended September 30, 2006 and 2005, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2006 were due solely to proceeds from issuance of common stock. Positive cash flows from financing activities during the nine months ended September 30, 2005 were due primarily from proceeds from issuance of common stock and notes payable and payments received on stock subscriptions receivable.

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

(13)

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

(14)

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

In September 2006, the Company was served with a Summons and Complaint entitled “Dr. Steven Klos vs. Gelstat Corporation.” Dr. Klos, a promissory note holder, alleged Gelstat owed $100,000 regarding the note. November 2009 a settlement agreement was reached among parties whereby Gelstat paid Dr. Klos $25,000.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006 the Company issued 2,433,888 shares of common stock and 2,433,888 warrants with an exercise price of $.20 for gross proceeds of $219,050.

During the three months ended September 30, 2006 the Company issued 197,010 shares of common stock at $.09 per share for services rendered or to be rendered valued at $17,731.

During the three months ended September 30, 2006 the Company issued 1,700,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $170,000.

During the three months ended September 30, 2006 the Company issued 3,000,000 warrants at exercise prices ranging from $.25 - $.50 per share for services rendered or to be rendered valued at $300,000.

During the three months ended September 30, 2006 the Company issued 760,000 options at exercise prices ranging from $.07 - $.11 per share for services rendered or to be rendered valued at $57,200.

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

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELSTAT CORPORATION

October 17, 2012, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 (16)