Form 10-K
period 2006-12-31
GELSTAT CORP
filed 2012-10-19
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

☐Yes ☒ No

The number of shares outstanding of the registrant’s common stock, as of date of filing this Report, was 127,447,078.

The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $0.03 as reported by the OTC Bulletin Board on June 30, 2012 was $1,970,374.

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K for the year ended December 31, 2006 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

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

(6)

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

Research and Development

Gelstat is a marketing driven company presently dedicated to products addressing migraine, and problem sleep. Each of these is a multi-billion dollar international market. Nonetheless, potential new product opportunities may be evaluated according to their likely competitive advantage(economic as well as clinical), potential market size, patentability, and suitability for sale as non-prescription products, likely consumer acceptance and perceived ability of the Company to successfully execute development and launch within the constraints of present opportunities.

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

(8)

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

(9)

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

(10)

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

The Securities and Exchange Commission ("SEC") has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our Common Stock on the OTC Markets has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

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

(11)

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(13)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's $0.01 par value common stock is quoted on the OTC Bulletin Board under the symbol "GSAC." The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions. We had approximately 255 holders of record of our common stock as of the date of filing this Report.

	Closing Price*
CALENDAR 2006	Low	High
First Quarter	$0.17	$0.79
Second Quarter	$0.07	$0.22
Third Quarter	$0.05	$0.20
Fourth Quarter	$0.06	$0.18

	Closing Price*
CALENDAR 2005	Low	High
First Quarter	$2.10	$4.75
Second Quarter	$0.49	$2.30
Third Quarter	$0.35	$0.80
Fourth Quarter	$0.21	$0.77

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2006 the Company sold 250,000 shares of common stock and 250,000 warrants with an exercise price of $.25 for gross proceeds of $25,000.

During the three months ended December 31, 2006, the Company issued 1,150,000 shares of common stock at prices ranging from $.06 to $0.15 per share for services rendered or to be rendered valued at $136,000.

During the three months ended December 31, 2006, the Company issued 1,500,000 shares of common stock at $0.08 per share for services rendered or to be rendered valued at $120,000.

During the three months ended December 31, 2006, 242,847 five-year options were exercised with a weighted average exercise price of $0.69 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 2,428 shares of common stock.

During the three months ended December 31, 2006, the Company issued 120,000 warrants at an exercise price of $.20 per share for services rendered or to be rendered valued at $8,400.

During the three months ended December 31, 2006 the Company issued 950,000 options at an exercise price of $.06 per share for services rendered or to be rendered valued at $95,000.

During the three months ended September 30, 2006 the Company sold 2,433,888 shares of common stock and 2,433,888 warrants with an exercise price of $.20 for gross proceeds of $219,050.

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

During the three months ended March 31, 2006 the Company sold 60,000 shares of common stock and 30,000 warrants with an exercise price of $.70 for gross proceeds of $30,000.

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

(15)

Results of Operations

The Company had revenues of $233,974 for the year ended December 31, 2006 and revenues of $338,039, for the year ended December 31, 2005. The decrease in revenues in 2006 is attributable to the Company only marketing on a limited basis.

Cost of goods sold for the years ended December 31, 2006 and 2005 were $88,457 and $354,806, respectively. The decrease in cost of goods sold expense in 2006 is attributable to a reduction in production and assembly costs.

Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 were $897,516 and $1,655,175, respectively. The decrease in 2006 compared to 2005 is due to the reduction in professional fees and advertising expense.

The Company incurred $38,065 and $71,464 in research and development expense for the years ended December 31, 2006 and 2005 respectively. The decrease in 2006 compared to 2005 is due to the reduction in clinical trial expense.

The Company recorded $56,702 and $252,772 of interest expense during the years ended December 31, 2006 and 2005, respectively. In 2006 the interest expense relates to a 7% accrual on the outstanding notes payable balance of $535,000. The 2005 interest expense relates to amortization of the original issue discount and accrual of interest related to the short-term notes the Company issued in December 2004 and extended in February 2005 to June 2005, in addition to the short-term note the Company issued in July 2005. At December 31, 2006, notes payable with a principal balance of $535,000 are outstanding. The Company negotiated settlements with all note payable holders during 2009 to 2011.

Liquidity and Capital Resources

Cash flows used in operating activities were $488,056 and $1,982,762 for the years ended December 31, 2006 and 2005, respectively. Negative cash flows from operations for the years ended December 31, 2006 were due primarily to the net loss of $1,817,827, partially offset by the common stock and warrants issued for services. Negative cash flows from operations for the year ended December 31, 2005 were due primarily to the net loss of $5,792,011, partially offset by the amortization of original discount and common stock issued for services.

Cash flows used in investing activities were $2,254 during the year ended December 31, 2006 consisting of patent application costs offset by lease deposits. Comparatively, cash flows of $83,824 used in investing activities during the period in 2005 were due primarily to patent application costs.

Cash flows provided by financing activities were $274,050 and $2,118,816 during the year ended December 31, 2006 and 2005, respectively. Positive cash flows from financing activities during the year ended December 31, 2006 were due solely to proceeds from issuance of common stock. Positive cash flows from financing activities during the year ended December 31, 2005 were due primarily from proceeds from issuance of common stock and payments received on stock subscriptions receivable.

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

(16)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(17)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GelStat Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (“The Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

November 28, 2011

(18)

Gelstat Corporation
BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS	12/31/2006	12/31/2005

Current Assets
Cash and cash equivalents	$9,287	$225,548
Accounts receivable	116,467	134,333
Other current assets	20,000	60,000
Total Current Assets	145,755	419,881

Other Assets
Patents	24,280	11,834
Lease deposits	—	10,192
Total Other Assets	24,280	22,026

TOTAL ASSETS	$170,035	$441,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$790,248	$709,864
Accrued expenses	448,197	416,389
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,773,445	1,661,253

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 23,953,020 and 15,564,275 issued and outstanding at December 31, 2006 and 2005, respectively.	239,529	155,642
Additional paid in capital	13,853,775	12,634,930
Additional paid in capital-warrants	155,749	—
Deferred compensation	(393,334)	(368,615)
Retained deficit	(15,459,129)	(13,641,302)
Total Stockholders' (Deficit)	(1,603,409)	(1,219,345)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$170,035	$441,908

(19)

Gelstat Corporation
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the Years ended December 31,
	2006	2005

Revenues	$233,974	$338,039
Cost of Goods Sold	88,457	354,806
Gross Profit (Loss)	145,518	(16,767)

Operating Expenses
Selling, general and administrative expenses	897,516	1,655,175
Common stock issued for services	433,831	663,594
Warrants issued for services	8,400	195,650
Option issued for services	152,200	—
Bad debt expense	69,191	165,528
Payroll expense	307,439	947,680
Research and development	38,065	71,464
Impairment expenses:
Inventory	—	1,565,257
Property and equipment	—	52,222
Patents	—	169,297
Total impairment expenses	—	1,786,776

Total expenses	1,906,643	5,485,867

Loss from operations	(1,761,125)	(5,502,634)

Other Income and (Expense)
Interest expense	(56,702)	(252,772)
Net Other Income (Expense)	(56,702)	(252,772)

Loss before income taxes	(1,817,827)	(5,755,406)

Provision for income taxes	—	—

Income from continuing operations	(1,817,827)	(5,755,406)

Discontinued operations
Loss from discontinued operations of subsidiary, net of tax	—	(536,605)

Extraordinary item-gain on sale of subsidiary, net of tax	—	500,000

Net loss	$(1,817,827)	$(5,792,011)

Loss per common share:
Basic and fully diluted	($0.10)	($0.41)

Loss per common share from discontinued operations	—	($0.04)

Weighted average common shares outstanding	18,346,192	14,279,061

(20)

Gelstat Corporation
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended	Year Ended
	12/31/2006	12/31/2005
Cash Flows from Operating Activities
Net (loss)	$(1,817,827)	$(5,792,011)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Depreciation	—	58,486
Bad debt expense	69,191	165,528
Amortization of original discount	—	184,860
Common stock issued for services	433,831	663,594
Common stock issued for interest	—	39,000
Amortization of deferred compensation	565,281	(368,615)
Warrants issued for services	8,400	195,650
Options issued for services	152,200	—
Warrants issued to extend notes payable	—	276,000
Loss from discontinued operations of subsidiary in excess of investment	—	536,605
Impairment on property and equipment	—	52,222
Impairment on inventory	—	1,565,257
Impairment on patents	—	169,297
Changes in operating assets and liabilitites:
Accounts receivable	(51,325)	(93,366)
Inventories	—	(255,696)
Prepaid consulting	—	215,841
Prepaid expenses	—	101,597
Other current assets	40,000	—
Accounts payable	80,384	263,642
Accrued expenses	31,808	39,347
NET CASH (USED IN) OPERATING ACTIVITIES	(488,056)	(1,982,762)

Cash Flows from Investing Activities
Patent acquisition costs	(12,446)	(81,324)
Lease deposits	10,192	(2,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,254)	(83,824)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued		100,000
Repayments of notes payable		(39,000)
Issuance of common stock, net of expenses	274,050	1,782,586
Payments received on stock subscription receivable	—	275,230
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	274,050	2,118,816

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(216,260)	52,229

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	225,548	173,320

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$9,287	$225,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$433,831	$663,594
Warrants issued for services	$8,400	$195,650
Options issued for services	$152,200	$—

(21)

Gelstat Corporation
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Issued		Additional	APIC	Subscriptions	Deferred	Retained	Stockholders' equity
	Shares	Amount	Paid In Capital	Warrants	Receivable	Compensation	(Deficit)	(Deficit)

Balance, December 31, 2004	12,759,751	127,598	9,169,540	—	(275,230)	—	(7,849,291)	1,172,617

Cashless exercise of options	34,523	345	(345)		—	—	—	—

Payments received on stock subscription receivable	—	—	—		275,230	—	—	275,230

Issuance of common stock for cash, net of expense	1,732,001	17,320	1,765,266	—	—	—	—	1,782,586

Issuance of common stock for services	260,000	2,600	192,854	—	—	—	—	195,454

Issuance of common stock for prepaid consulting	728,000	7,280	460,860			(468,140)	—	—

Warrants issued for prepaid consulting	—	—	195,650		—	(195,650)	—	—

Amortization of deferred compensation	—	—	—		—	295,175	—	295,175

Issuance of common stock for interest	50,000	500	38,500	—	—	—	—	39,000

Warrants issued to extend notes payable	—	—	276,000	—	—	—	—	276,000

Loss from discontinued operations of subsidiary in excess of investment	—	—	536,605	—	—	—	—	536,605

Net loss for the year	—	—	—	—	—	—	(5,792,011)	(5,792,011)

Balance, December 31, 2005	15,564,275	$155,642	$12,634,930	$—	$—	$(368,615)	$(13,641,302)	$(1,219,345)

Cashless exercise of options	242,847	2,428	(2,428)	—	—	—	—	—

Issuance of common stock for cash, net of expense	2,743,888	27,439	246,611	—	—	—	—	274,050

Issuance of common stock for services	2,202,010	22,020	411,811	—	—	—	—	433,831

Issuance of common stock for prepaid consulting	3,200,000	32,000	258,000	—	—	(290,000)	—	—

Warrants issued for services	—	—	8,400	—	—		—	8,400

Warrants issued for prepaid consulting	—	—	300,000	—	—	(300,000)	—	—

Amortization of deferred compensation	—	—	—	—	—	565,281	—	565,281

Options issued for services	—	—	152,200	—	—	—	—	152,200

Warrants issued with PPM	—	—	(155,749)	155,749	—	—	—	—

Net loss for the year	—	—	—	—	—	—	(1,817,827)	(1,817,827)

Balance, December 31, 2006	23,953,020	$239,529	$13,853,775	$155,749	$—	$(393,334)	$(15,459,129)	$(1,603,409)

(22)

GELSTAT CORPORATION

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of December 31, 2006, the Company did not record an allowance for uncollectible accounts

Inventories

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

(24)

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

(25)

NOTE 3 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The application was pending as of December 31, 2006. Legal fees and other costs associated with obtaining this patent were capitalized in the amount of $24,280 as of December 31, 2006. These fees and costs will be amortized over the life of the patent using the straight-line method after approval.

NOTE 4 – Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2006	2005
Accrued payroll and payroll taxes	$80,056	$81,681
Accrued and deferred rent	8,544	8,544
Accrued trade promotions expense	30,342	30,342
Accrued coupon programs	—	1,514
Accrued co-op advertising expense	34,411	34,411
Accrued merchandising programs expense	101,263	101,263
Other accrued revenue reductions	9,642	13,392
Other accrued expense	3,379	7,926
Deferred Revenue-Pay on Scan	45,656	45,656
Deferred Revenue	69,600	69,600
Accrued interest expense	65,350	21,750
Total accrued expenses	$448,197	$416,389

(26)

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	12/31/2006	12/31/2005
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

(27)

NOTE 6 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	12/31/2006	12/31/2005
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	—

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	—

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)

Amortization of deferred compensation	860,456	295,175

Total	$(393,334)	$(368,615)

(28)

NOTE 7 - Stockholders' Equity

During the three months ended December 31, 2006 the Company issued 250,000 shares of common stock and 250,000 warrants with an exercise price of $.25 for gross proceeds of $25,000 which was allocated between common stock and warrants on a pro rata basis based on the known fair values of both securities. The fair value of the common stock was $25,000 determined using the market price of $.10 per share at issuance date; the fair value of the warrants was $30,000 determined based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 4.57% and an expected life of five years.

During the three months ended December 31, 2006 the Company issued 1,150,000 shares of common stock at prices ranging from $.06 to $0.15 per share for services rendered or to be rendered valued at $136,000.

During the three months ended December 31, 2006 the Company issued 1,500,000 shares of common stock at $0.08 per share for services rendered or to be rendered valued at $120,000.

During the three months ended December 31, 2006, 242,847 five-year options were exercised with a weighted average exercise price of $0.69 on a "cashless" or "net exercise" basis (based on the market price of the Company's common stock the day before exercise) resulting in the issuance of 2,428 shares of common stock.

During the three months ended December 31, 2006 the Company issued 120,000 warrants at an exercise price of $.20 per share for services rendered or to be rendered valued at $8,400. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 4.55% and an expected life of five years.

During the three months ended December 31, 2006 the Company issued 950,000 options at an exercise price of $.06 per share for services rendered or to be rendered valued at $95,000. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, risk-free interest rate of 4.6% and an expected life of five years.

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

(29)

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

Information regarding the Company's stock options is summarized below:

	Number of	Weighted Avg
	Options	Exercise Price

Options Outstanding December 31, 2004	1,639,750	$ 2.46
Granted	1,724,000	0.35
Exercised	-	-
Canceled/Expired	(705,000)	3.29
Options Outstanding December 31, 2005	2,658,750	0.87
Granted	1,710,000	0.07
Exercised	-	-
Canceled/Expired	(895,000)	0.44
Options Outstanding December 31, 2006	3,473,750	$ 0.59

Options exercisable December 31, 2005	1,068,750	$ 1.73
Options exercisable December 31, 2006	2,485,750	$ 0.76

Weighted average fair value of options granted
during the year-ended 2005		$ 1.31

Weighted average fair value of options granted
during the year-ended 2006		$ 0.09

Options outstanding at December 31, 2006 are as follows:

	Outstanding			Exercisable
		Weighted Average
Range of exercise prices	Number of Options	Exercise Price	Remaining Contractual Life Years	Number of Options	Weighted Average Exercise Price

$0.06 - $0.11	1,710,000	$0.07	4.75	1,107,000	$0.06
$ 0.30	770,000	0.30	3.88	385,000	0.30
$0.92 - $1.20	656,250	0.93	1.65	656,250	0.93
$2.67 -$3.37	337,500	3.23	2.48	337,500	3.23
$0.30 - $3.37	3,473,750	$0.59	3.75	2,485,750	$1.08

(30)

Stock Warrants

The Company has also issued warrants in connection with equity offerings, for services rendered, and with short term notes payable, as summarized below:

	Number of	Weighted Avg
	Warrants	Exercise Price
Warrants Outstanding - December 31, 2004	967,328	$ 0.80
Granted	716,201	0.92
Exercised	-	-
Canceled/Expired	-	-
Warrants Outstanding - December 31, 2005	1,683,529	0.85
Granted	6,333,888	0.27
Exercised	(500,000)	0.09
Canceled/Expired	-	-
Warrants Outstanding - December 31, 2006	7,517,417	$ 0.42

Weighted average fair value of Warrants granted
during the year-ended 2005		$ 1.09
Weighted average fair value of Warrants granted
during the year-ended 2006		$ 0.11

During the year-end December 31, 2006 warrants were issued for the following:
3,000,000 for services, 2,713,888 in connection with equity financing, 500,000 for a severance payment and 120,000 for settlement.

Warrants outstanding at December 31, 2006 are as follows:
	Outstanding & Exercisable
		Weighted Average
Range of exercise prices	Number of Warrants	Exercise Price	Remaining Contractual Life Years

$ 0.15	654,015	$0.15	1.03
$.20-$.35	4,803,888	0.24	4.64
$.50-$1.00	1,728,701	0.64	4.16
$1.20-$1.67	108,525	1.45	1.89
$2.00-$3.00	222,288	2.68	2.93
$0.15-$3.00	7,517,417	$0.42	4.13

(31)

NOTE 8 – Subsidiary

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

NOTE 9 – Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $758,350 and $2,291,415 for the years ending December 31, 2006 and 2005, respectively.

Components of the net deferred income taxes are as follows at December 31:

	December 31,
	2006	2005
Deferred income tax assets	$5,951,765	$5,251,901
Less: Valuation allowance	(5,951,765)	(5,193,415)
	—	58,486
Deferred income tax liabilities
Depreciation	—	(58,486)
Net deferred income tax assets	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, is as follows:

	2006	2005
Income tax computed at the federal statutory rate	-34.00%	-34.00%
State income tax, net of federal tax benefit	-4.50%	-4.50%
Total	-38.50%	-38.50%
Valuation Allowance	38.50%	38.50%
Total deferred tax asset	0%	0%

(32)

NOTE 10 - Related Party Transactions

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

NOTE 11 - Legal Proceedings

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

NOTE 12 - Going Concern

As shown in the accompanying audited consolidated financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $1,817,827 during 2006. The Company had a net deficiency of $15,459,129 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(33)

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

GFR's report on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002, and the subsequent interim period ending January 6, 2004 (i) there were no disagreements between the Company and GFR on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of GFR, would have caused them to make reference to the subject matter of the disagreement in connection with their reports and (ii) there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC. The decision to replace GFR was not the result of any disagreement between us and GFR on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

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

(34)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the course of their audit of our consolidated financial statements for 2006, our independent registered public accounting firm, Bongiovanni advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the company has no employees and only one officer, it is not practical to remediate this material weakness.

We have discussed our corrective actions and future plans with our Audit Committee and Bongiovanni. Further, our management, including our Chief Executive Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation and due to the Company’s limited operations, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses noted above will not, however, impact the quality of the financial information provided on a quarterly or annual basis. In addition, because of this material weakness, the Company’s disclosure controls are considered to be ineffective.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management concluded that our internal control over financial reporting was ineffective based on material weaknesses listed above.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

(35)

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

William R. Colucci,Chairman of the Board

William R. (Bill) Colucci has been a consultant to and a director since 2007.  From 2008-2010, he advised Ermis Pharmaceuticals in developing a market strategy for their all natural acne and face products. From 2004 to 2007 he served as Corporate Secretary for Universal Capital Management, Inc., a publicly traded Business Development Company.  Since 1999, Mr. Colucci has served as an independent consultant providing business consulting services to emerging growth companies.  Mr. Colucci was elected as a director for his experience with emerging growth companies.

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

Adrian G. Goldfarb,Director- (Head of Audit Committee)

Mr. Goldfarb has been a director of Gelstat since April 2008. Mr. Goldfarb has been Chief Financial Officer of Ecosphere Technologies, Inc. (“Ecosphere”) from February 11, 2008 to July 1, 2012 and now provides consulting services to them on limited basis. On July 1, 2012, Mr. Goldfarb was appointed President and CFO of Information Systems Associates Inc. From December 2007 until December 19, 2008, Mr. Goldfarb was the President of WSR a consulting services company WSR also provided Chief Financial Officer services to Ecosphere and Mr. Goldfarb was a consultant. Since December 20, 2008, he has been a full-time employee and resigned from his position as President of WSR. Mr. Goldfarb has more than 30 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu. From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. In May 2010, Mr. Goldfarb was elected a director of Information Systems Associates, Inc. and is Chairman of the Audit Committee. Mr. Goldfarb was elected director because of his public company experience and his accounting knowledge.

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

Section 16(A) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 % of the registered class of the Company’s equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC. Officers, directors and greater than 10 % shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

Based upon the Company's review of the copies of such forms, and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2006, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them with respect to transactions during 2006.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The code is filed as Exhibit 14.1 to this report.. A copy of the Code will be provided without charge to any person upon request in writing to Gerald N. Kieft, CEO, at the address of the Company in Palm City, Florida.

(36)

ITEM 11. EXECUTIVE COMPENSATION

The following information related to the compensation paid by us for 2006 and 2005 to our Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position		Year	Salary	Options Award	Total
		(b)	(c)	(g)	(j)
Stephen Roberts, Former CEO	(1)	2006	$46,154	$0	$46,154
		2005	$156,462	$198,000	$354,462
Richard Ringold, CEO	(2)	2006	$77,885	$54,400	$132,285
		2005	$158,324	$156,000	$314,324
(1) Resigned 6/30/2006
(2) Appointed 6/30/2006

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Options
						Option Exercise Price	Option Expiration Date
	Exercisable			Unexercisable
	#		$	#	$
Richard Ringold, CEO	360,000	(1)	$330,000	—	$0	$0.92	07/08/08
	11,250	(2)	$13,500	—	$0	$1.20	12/28/08
	270,000	(3)	$909,900	—	$0	$3.37	07/01/09
	260,000	(4)	$78,000	260,000	$78,000	$0.30	11/16/10
	84,000	(5)	$5,880	366,000	$23,520	$0.07	08/09/11
	250,000	(6)	$15,000	—	$0	$0.06	11/13/11

Stephen Roberts, Former CEO	660,000		$198,000	—	$0	$0.30	11/16/10

(1) Fully vested 12.31.05
(2) Fully vested 12.31.05
(3) Fully vested 12.31.05

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

The table below provides information for 2006 in contrast to the above paragraph which is current.

Director Compensation
Name	Stock Awards $	Option Awards $		Total
Michael Chavanu	$—	$30,500	(1)	$30,500
James LaFlamme	$—	$30,500	(1)	$30,500
(1) Computed in accordance with FASB ASC Topic 718

Equity Compensation Plan

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2006:

Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuances.

Equity compensation plans approved by security holders	3,473,750	(1)	$0.59		126,250

Equity compensation plans not approved by security holders	7,517,417		$0.42		-
				Total	126,250

(37)

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

1. Gerald Kieft - 3557 SW Corporate Parkway, Palm City, Fl. 34990, calculation includes, 2.5 million warrants owned by WSR Consulting, Inc. of which Mr. Kieft is the control person and 22.5 million shares owned by High Alpha Partners, Inc. of which Mr. Kieft is the control person.

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

(38)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gelstat’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of its independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by its independent registered public accounting firm in 2006 were approved by the Audit Committee.  The following table shows the fees paid to our principal accountant for the year ended December 31, 2006 and for the year ended December 31, 2005.

	2006	2005
Audit Fees (1)	$14,416	$14,416	(3)
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,416	$14,416

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
(3) Audit fees for 2005 cover multiple periods.

(39)

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-Q	10/12	3.1
3.2	Bylaws	10-Q	10/12	3.2
14.1	Code of Ethics				Filed
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Furnished
31.2	Certification of Principal Financial Officer (302)				Furnished
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelStat Corporation, 3557 SW Corporate Parkway Palm City, Florida, 34990 Attention: Mr. Gerald Kieft.

(40)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: October 17, 2012

GELSTAT CORPORATION

By: /s/ Gerald N. Kieft

Gerald N. Kieft

Chief Executive Officer

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

GELSTAT CORPORATION

October 17, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

October 17, 2012	/s/ WILLIAM R. COLUCCI
William R. Colucci
Chairman of the Board and Director

October 17, 2012	/s/ ADRIAN G. GOLDFARB
Adrian G. Goldfarb
Director

October 17, 2012	/s/ PAUL W. BUCHA
Paul W. Bucha
Director

 (41)