Form 10-Q
period 2007-03-31
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Class	Date of Filing this Report
Common Stock, $0.01 par value per share	127,447,078 shares

(1)

(2)

PART I — FINANCIAL INFORMATION

Explanatory Note. This report on Form 10-Q has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

Item 1. Financial Statements.

GELSTAT CORPORATION
BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS	3/31/2007	12/31/2006
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$4,123	$9,287
Accounts receivable	120,646	116,467
Other current assets	20,000	20,000
Total Current Assets	144,769	145,755

Other Assets
Patents	25,780	24,280
Total Other Assets	25,780	24,280

TOTAL ASSETS	$170,549	$170,035

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$784,946	$790,248
Accrued expenses	458,897	448,197
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,778,843	1,773,445

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 24,353,020 and 23,953,020 issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	243,529	239,529
Additional paid in capital	13,889,775	13,853,775
Additional paid in capital-warrants	155,749	155,749
Deferred compensation	(255,834)	(393,334)
Retained deficit	(15,641,513)	(15,459,129)
Total Stockholders' (Deficit)	(1,608,294)	(1,603,409)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$170,549	$170,035

The accompanying notes are an integral part of these consolidated financial statements

(3)

GELSTAT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the three months ended March 31,
	2007	2006

Revenues	$10,566	$91,391
Cost of Goods Sold	57	20,757
Gross Profit (Loss)	10,509	70,634

Operating Expenses
Selling, general and administrative expenses	17,193	198,384
Common stock issued for services	—	241,700
Consulting expense	137,500	—
Management fees	27,500	—
Payroll expense	—	175,944
Research and development	—	3,587
Total expenses	182,193	619,615

Loss from operations	(171,684)	(548,981)

Other Income and (Expense)
Interest expense	(10,700)	(9,480)
Net Other Income (Expense)	(10,700)	(9,480)

Loss before income taxes	(182,384)	(558,461)

Provision for income taxes	—	—

Net loss	$(182,384)	$(558,461)

Loss per common share:
Basic and fully diluted	($0.01)	($0.04)

Weighted average common shares outstanding	23,966,353	15,875,275

The accompanying notes are an integral part of these consolidated financial statements

(4)

GELSTAT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the three months ended
	3/31/2007	3/31/2006

Cash Flows from Operating Activities
Net (loss)	$(182,384)	$(558,461)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Common stock issued for services	—	241,700
Amortization of deferred compensation	177,500	143,838
Changes in operating assets and liabilitites:
Accounts receivable	(4,178)	(33,873)
Other current assets	—	40,000
Accounts payable	(5,302)	(68,221)
Accrued expenses	10,700	15,087
NET CASH (USED IN) OPERATING ACTIVITIES	(3,664)	(219,930)

Cash Flows from Investing Activities
Patent acquisition costs	(1,501)	(7,364)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,501)	(7,364)

Cash Flows from Financing Activities
Issuance of common stock, net of expenses	—	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	30,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,165)	(197,294)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	9,287	225,548

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,123	$28,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL NON-CASH OPERATING ACTIVITIES:
Common stock issued for services	$—	$241,700

The accompanying notes are an integral part of these consolidated financial statements

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

The unaudited financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the related notes for the years ended December 31, 2006 and 2005 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of March 31, 2007, the Company did not record an allowance for uncollectible accounts

Inventories

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

(7)

NOTE 3 - Summary of Significant Accounting Policies, Cont’d.

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

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method.

(8)

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	3/31/2007	12/31/2006
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

(9)

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	3/31/2007	12/31/2006
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)

Amortization of deferred compensation	1,037,956	860,456

Total	$(255,834)	$(393,334)

NOTE 8 - Stockholders' Equity

During the three months ended March 31, 2007, the Company issued 400,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $40,000.

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

(10)

NOTE 9 - Legal Proceedings

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

Results of Operations

The Company had revenues of $10,566 and $91,391, during the three months ended March 31, 2007 and 2006, respectively. The decrease in revenue in 2007 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $57 and $20,757 during the three month ended March 31, 2007 and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $17,193 and $198,384, during the three month ended March 31, 2007 and 2006 respectively. The decrease in 2007 is due to the reduction in professional fees and advertising expense.

The Company incurred $0 and $3,587 in research and development expense during the three month ended March 31, 2007and 2006 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $10,700 and $9,480 of interest expense during the three month ended March 31, 2007 and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $3,664 and $219,930 for the three months ended March 31, 2007 and 2006, respectively. Negative cash flows from operations for the three months ended March 31, 2007 were due primarily to the net loss of $182,384, partially offset by amortization of deferred compensation. Negative cash flows from operations for the three months ended March 31, 2006 were due primarily to the net loss of $558,461 partially offset by common stock issued for services and the amortization of deferred compensation.

Cash flows used in investing activities were $1,501and $7,364 during the three months ended March 31, 2007 and 2006, respectively. Cash flows used in investing activities were primarily due to patent acquisition costs.

Cash flows provided by financing activities were $0 and $30,000 during the three months ended March 31, 2007 and 2006, respectively. Positive cash flows from financing activities during the three months ended March 31, 2007 were due solely from proceeds from issuance of common stock.

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

(13)

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

We have discussed our corrective actions and future plans with our Audit Committee and Bongiovanni. Further, our management, including our Chief Executive Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this l Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses noted above will not, however, impact the quality of the financial information provided on a quarterly or annual basis.

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

In September 2006, the Company was served with a Summons and Complaint entitled “Dr. Steven Klos vs. Gelstat Corporation.” Dr. Klos, a promissory note holder, alleged Gelstat owed $100,000 regarding the note. November 3, 2009 a settlement agreement was reached among parties whereby Gelstat paid Dr. Klos $25,000.

ITEM1A.	Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 400,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $40,000.

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