Form 10-Q
period 2007-06-30
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Item 1. Financial Statements.

GELSTAT CORPORATION
BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS	6/30/2007	12/31/2006
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$6,421	$9,287
Accounts receivable	119,466	116,467
Other current assets	20,000	20,000
Total Current Assets	145,887	145,755

Other Assets
Patents	25,458	24,280
Total Other Assets	25,458	24,280

TOTAL ASSETS	$171,345	$170,035

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$831,673	$790,248
Accrued expenses	469,597	448,197
Notes payable	472,000	472,000
Notes payable - related parties	63,000	63,000
Total Current Liabilities	1,836,270	1,773,445

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 25,253,020 and 23,953,020 issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	252,529	239,529
Additional paid in capital	13,957,441	13,853,775
Additional paid in capital-warrants	196,582	155,749
Deferred compensation	(135,070)	(393,334)
Retained deficit	(15,936,407)	(15,459,129)
Total Stockholders' (Deficit)	(1,664,925)	(1,603,409)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$171,345	$170,035

The accompanying notes are an integral part of these consolidated financial statements

(3)

GELSTAT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues	$2,665	$72,068	$13,231	$163,459
Cost of Goods Sold	2,458	19,598	2,515	40,355
Gross Profit (Loss)	207	52,471	10,715	123,105

Operating Expenses
Selling, general and administrative expenses	41,637	182,472	18,830	237,019
Common stock issued for services	20,000	38,400	20,000	280,100
Consulting expense	148,264	143,838	325,764	287,675
Management fees	74,500	—	102,000	—
Payroll expense	—	32,282	—	208,226
Research and development	—	15,367	—	18,953
Total expenses	284,401	412,359	466,594	1,031,974

Loss from operations	(284,194)	(359,888)	(455,878)	(908,869)

Other Income and (Expense)
Interest expense	(10,700)	(8,900)	(21,400)	(18,380)
Net Other Income (Expense)	(10,700)	(8,900)	(21,400)	(18,380)

Loss before income taxes	(294,894)	(368,788)	(477,278)	(927,249)

Provision for income taxes	—	—	—	—

Net loss	$(294,894)	$(368,788)	$(477,278)	$(927,249)

Loss per common share:
Basic and fully diluted	($0.01)	($0.02)	($0.02)	($0.06)

Weighted average common shares outstanding	24,661,811	16,233,121	24,316,003	16,055,187

The accompanying notes are an integral part of these consolidated financial statements

(4)

GELSTAT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the six months ended
	6/30/2007	6/30/2006

Cash Flows from Operating Activities
Net (loss)	(477,278)	$(927,249)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	322	—
Common stock issued for services	20,000	280,100
Amortization of deferred compensation	325,764	287,675
Changes in operating assets and liabilitites:
Accounts receivable	(2,999)	(11,166)
Other current assets	—	40,000
Accounts payable	41,425	46,110
Accrued expenses	21,400	6,604
NET CASH (USED IN) OPERATING ACTIVITIES	(71,365)	(277,926)

Cash Flows from Investing Activities
Patent acquisition costs	(1,501)	(7,364)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,501)	(7,364)

Cash Flows from Financing Activities
Issuance of common stock, net of expenses	70,000	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	30,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,866)	(255,290)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	9,287	225,548

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,421	$(29,741)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$20,000	$280,100

The accompanying notes are an integral part of these consolidated financial statements

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of June 30, 2007, the Company did not record an allowance for uncollectible accounts

Inventories

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

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. As of the date of this report, the carrying value of the patent is $25,458.

(8)

NOTE 5 - Short Term Convertible Notes Payable

The Company has outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	6/30/2007	12/31/2006
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Original issue discount	—	—
Total	$535,000	$535,000

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

(9)

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	6/30/2007	12/31/2006
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)

Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)

Amortization of deferred compensation	1,186,220	860,456

Total	$(135,070)	$(393,334)

NOTE 8 - Stockholders' Equity

During the three months ended June 30, 2007 the Company issued 250,000 warrants at an exercise price of $.10 per share for services rendered or to be rendered valued at $27,500. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, risk-free interest rate of 4.54% and an expected life of five years.

During the three months ended June 30, 2007, the Company issued 200,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $20,000.

During the three months ended June 30, 2007 the Company issued 700,000 shares of common stock and 700,000 warrants with an exercise price of $.25 for gross proceeds of $70,000 which was allocated between common stock and warrants on a pro rata basis based on the known fair values of both securities. The fair value of the common stock was $70,000 determined using the market price of $.10 per share at issuance date; the fair value of the warrants was $98,000 determined based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, risk-free interest rate of 4.60% and an expected life of five years.

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

Results of Operations

For the three months ended June 30, 2007

The Company had revenues of $2,665 and $72,068 during the three months ended June 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $2,458 and $19,598 during the three month ended June 30, 2007 and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $41,637 and $182,472, during the three month ended June 30, 2007 and 2006 respectively. The decrease in 2007 is due to the reduction in professional fees and advertising expense.

The Company incurred $0 and $15,367 in research and development expense during the three month ended June 30, 2007 and 2006 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $10,700 and $8,900 of interest expense during the three month ended June 30, 2007and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

For the six months ended June 30, 2007

The Company had revenues of $13,231and $163,459, during the six months ended June 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is attributable to the Company marketing on a limited basis only.

Costs of goods sold were $2,515 and $40,355 during the six month ended June 30, 2007 and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $18,830 and $237,019, during the six month ended June 30, 2007 and 2006 respectively. The decrease in 2007 is due to the reduction in professional fees and advertising expense.

The Company incurred $0 and $18,953 in research and development expense during the six month ended June 30, 2007 and 2006 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $21,400 and $18,380 of interest expense during the six month ended June 30, 2007 and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $71,365 and $277,926 for the six months ended June 30, 2007 and 2006, respectively. Negative cash flows from operations for the six months ended June 30, 2007 were due primarily to the net loss of $477,278, partially offset by amortization of deferred compensation. Negative cash flows from operations for the six months ended June 30, 2006 were due primarily to the net loss of $927,249, partially offset by common stock issued for services and the amortization of deferred compensation.

Cash flows used in investing activities were $1,501and $7,364 during the six months ended June 30, 2007 and 2006, respectively. Cash flows used in investing activities were primarily due to patent acquisition costs.

Cash flows provided by financing activities were $70,000 and $30,000 during the six months ended June 30, 2007 and 2006, respectively. Positive cash flows from financing activities during the six months ended June 30, 2007and 2006 were due solely from proceeds from issuance of common stock.

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

During the three months ended June 30, 2007 the Company issued 250,000 warrants at an exercise price of $.10 per share for services rendered or to be rendered valued at $27,500.

During the three months ended June 30, 2007, the Company issued 200,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $20,000.

During the three months ended June 30, 2007 the Company sold 700,000 shares of common stock and 700,000 warrants with an exercise price of $.25 for gross proceeds of $70,000.

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