Form 10-Q
period 2007-09-30
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ITEM 1. Financial Statements.

GELSTAT CORPORATION
BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS	9/30/2007	12/31/2006
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$27,067	$9,287
Accounts receivable	117,113	116,467
Prepaid consulting	12,500	—
Other current assets	20,000	20,000
Total Current Assets	176,680	145,755

Other Assets
Patents	25,136	24,280
Lease deposits	2,500	—
Total Other Assets	27,636	24,280

TOTAL ASSETS	$204,316	$170,035

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$926,810	$790,248
Accrued expenses	480,430	448,197
Notes payable	472,000	472,000
Notes payable - related parties	76,500	63,000
Total Current Liabilities	1,955,741	1,773,445

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 25,653,020 and 23,953,020 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	256,529	239,529
Additional paid in capital	14,060,108	13,853,775
Additional paid in capital-warrants	219,916	155,749
Common stock to be issued	95,000	—
Deferred compensation	(102,778)	(393,334)
Retained deficit	(16,280,199)	(15,459,129)
Total Stockholders' (Deficit)	(1,751,424)	(1,603,409)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$204,316	$170,035

The accompanying notes are an integral part of these consolidated financial statements

(3)

GELSTAT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the three months ended		For the nine months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Revenues	$2,638	$45,994	$15,869	$209,453
Cost of Goods Sold	2,389	20,554	4,904	60,908
Gross Profit (Loss)	249	25,440	10,965	148,545

Operating Expenses
Selling, general and administrative expenses	55,415	57,666	74,245	294,685
Common stock issued for services	—	17,731	20,000	297,831
Options issued for services	90,000	57,200	90,000	57,200
Consulting expense	104,792	120,106	430,556	407,781
Management fees	83,000	—	185,000	—
Payroll expense	—	84,309	—	292,535
Research and development	—	9,332	—	28,285
Total expenses	333,207	346,343	799,801	1,378,317

Loss from operations	(332,958)	(320,903)	(788,837)	(1,229,773)

Other Income and (Expense)
Interest expense	(10,833)	(10,700)	(32,233)	(29,080)
Net Other Income (Expense)	(10,833)	(10,700)	(32,233)	(29,080)

Loss before income taxes	(343,791)	(331,603)	(821,070)	(1,258,853)

Provision for income taxes	—	—	—	—

Net loss	$(343,791)	$(331,603)	$(821,070)	$(1,258,853)

Loss per common share:
Basic and fully diluted	($0.01)	($0.02)	($0.03)	($0.07)

Weighted average common shares outstanding	25,579,107	18,656,678	24,741,665	16,931,880

The accompanying notes are an integral part of these consolidated financial statements

(4)

GELSTAT CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the nine months ended
	9/30/2007	9/30/2006

Cash Flows from Operating Activities
Net (loss)	(821,070)	$(1,258,853)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	645	—
Amortization of deferred compensation	428,056	120,106
Common stock issued for services	20,000	297,831
Options issued for services	90,000	57,200
Changes in operating assets and liabilities:
Accounts receivable	(646)	(36,201)
Prepaid consulting	(12,500)	—
Other current assets	—	40,000
Accounts payable	136,562	690
Accrued expenses	32,234	17,291
NET CASH (USED IN) OPERATING ACTIVITIES	(126,720)	(761,936)

Cash Flows from Investing Activities
Patent acquisition costs	(1,500)	(7,364)
Lease deposits	(2,500)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(4,000)	(7,364)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	13,500	—
Issuance of common stock, net of expenses	135,000	249,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	148,500	249,050

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	17,780	(520,250)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	9,287	225,548

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$27,067	$(294,703)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$20,000	$297,831
Options issued for services	$90,000	$57,200

The accompanying notes are an integral part of these consolidated financial statements

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 2007 AND 2006

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of September 30, 2007, the Company did not record an allowance for uncollectible accounts

Inventories

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

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. As of the date of this report, the carrying value of the patent is $25,136.

(8)

NOTE 5 - Short Term Convertible Notes Payable

The Company has outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	9/30/2007	12/31/2006
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Related Parties, interest rate 8%, due date, September 24, 2007.	13,500	—
Total	$548,500	$535,000

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

On July 25, 2007 the Company issued unsecured promissory notes to three individual related parties in principal amounts ranging from $500 to $10,000 for a total of $13,500 at an interest rate of 8%. The Company agreed to repay the principal amount in its entirety, with all unpaid interest then accrued on September 24, 2007. No principal or interest payments were made on the notes. Settlement agreements were reached on these promissory notes July 2011.

(9)

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

On July 25, 2007, the Company borrowed $13,500 from various related parties at an interest rate of 8%. The Company agreed to repay the principal amount in its entirety, with all unpaid interest then accrued on September 24, 2007. No principal or interest payments were made on the notes. Settlement agreements were reached with each of the related parties on July 2011.

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	9/30/2007	12/31/2006
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)

Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)

350,000 shares of common stock at a share price of $0.20 were issued during the period ending 09/30/2007 for consulting services rendered from 09/04/2007 to 03/03/2008.	(70,000)

Amortization of deferred compensation	1,288,512	860,456

Total	$(102,778)	$(393,334)

(10)

NOTE 8 – Common Stock to be Issued

As of September 30, 2007, the balance of common stock to be issued was $95,000 due to the transactions as follows:

During the three months ended September 30, 2007, the Board of Directors of the Company approved the issuance of 250,000 shares of common stock at a price of $.01 per share, in exchange for cash payment of total $25,000. The cash payment was received in full during the three months ended September 30, 2007, but the 250,000 shares had not been issued as of the date of this quarterly report.

Pursuant to a consulting agreement, the Company agreed to issue 2,333,333 shares of common stock to a consultant at $.03 per share for services rendered or to be rendered valued at $70,000. The shares have not been issued as of the date of this quarterly report.

NOTE 9 - Stockholders' Equity

During the three months ended September 30, 2007 the Company issued 750,000 options at an exercise price of $.12 per share for services rendered or to be rendered valued at $90,000. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 749.04%, risk-free interest rate of 4.41% and an expected life of five years.

During the three months ended September 30, 2007 the Company issued 400,000 shares of common stock and 400,000 warrants with an exercise price of $.25 for gross proceeds of $40,000 which was allocated between common stock and warrants on a pro rata basis based on the known fair values of both securities. The fair value of the common stock was $40,000 determined using the market price of $.10 per share at issuance date; the fair value of the warrants was $56,000 determined based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, risk-free interest rate of 4.60% and an expected life of five years.

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

(11)

NOTE 10 - Legal Proceedings

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

On September 10, 2007, the Company was served with a Summons and Complaint entitled “Unicep Packaging, Inc. vs. Gelstat Corporation.” Unicep Packaging, Inc., a vendor, alleged Gelstat owed $190,340 on an agreement entered into by the parties regarding packaging of Gelstat’s products. On July 11, 2011, a settlement agreement was reached among parties wherein Unicep was issued 400,000, $0.03, 5 year warrants and $20,000 cash.

NOTE 11 – Going Concern

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

(12)

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

(13)

New Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our financial statements.

Results of Operations

For the three months ended September 30, 2007

The Company had revenues of $2,638 and $45,994, during the three months ended September 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $2,389and $20,554 during the three month ended September 30, 2007 and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $55,415 and $57,666, during the three month ended September 30, 2007 and 2006 respectively. The decrease in 2007 is due to the reduction in professional fees and advertising expense.

The Company incurred $0 and $9,332 in research and development expense during the three month ended September 30, 2007and 2006 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $10,833 and $10,700 of interest expense during the three month ended September 30, 2007and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

For the nine months ended September 30, 2007

The Company had revenues of $15,869and $209,453, during the nine months ended September 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $4,904 and $60,908 during the nine month ended September 30, 2007and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $74,245 and $294,685, during the nine month ended September 30, 2007 and 2006 respectively. The decrease in 2007 is due to the reduction in professional fees and advertising expense.

The Company incurred $0 and $28,285 in research and development expense during the nine month ended September 30, 2007 and 2006 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $32,233 and $29,080 of interest expense during the nine month ended September 30, 2007 and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $126,720 and $761,936 for the nine months ended September 30, 2007 and 2006, respectively. Negative cash flows from operations for the nine months ended September 30, 2007 were due primarily to the net loss of $821,070, partially offset by amortization of deferred compensation and increase in accounts payable. Negative cash flows from operations for the nine months ended September 30, 2006 were due primarily to the net loss of $1,258,853, partially offset by common stock issued for services and amortization of deferred compensation.

Cash flows used in investing activities were $4,000 and $7,364 during the nine months ended September 30, 2007 and 2006, respectively. Cash flows used in investing activities in 2007 were due to patent acquisition costs and lease deposits. Cash flows used in investing activities in 2006 were solely due to patent acquisition costs.

Cash flows provided by financing activities were $148,500 and $249,050 during the nine months ended September 30, 2007 and 2006, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2007 were due to proceeds from issuance of common stock and notes payable. Positive cash flows in 2006 were due solely from proceeds from issuance of common stock.

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

(14)

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

(15)

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

On September 10, 2007, the Company was served with a Summons and Complaint entitled “Unicep Packaging, Inc. vs. Gelstat Corporation.” Unicep Packaging, Inc., a vendor, alleged Gelstat owed $190,340 on an agreement entered into by the parties regarding packaging of Gelstat’s products. On July 11, 2011, a settlement agreement was reached among parties wherein Unicep was issued 400,000, $0.03, 5 year warrants and $20,000 cash.

ITEM 1A.	Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007 the Company issued 750,000 options at an exercise price of $.12 per share for services rendered or to be rendered valued at $90,000.

During the three months ended September 30, 2007 the Company sold 400,000 shares of common stock and 400,000 warrants with an exercise price of $.25 for gross proceeds of $40,000.

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

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GELSTAT CORPORATION

October 17, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 (17)