Form 10-K
period 2007-12-31
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K for the year ended December 31, 2007 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

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

In April 2008, WSR Consulting, Inc. (WSR)was engaged in an attempt to turn around the Company. In June 2008 a founder of WSR assumed the position as interim CEO of the Company. The Company was quickly downsized and refocused to minimize the Company’s monthly expenses while management attempted to clean up the balance sheet and secure capital.

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

(4)

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

The Company proposes as an important part of its business plan to complete development of additional products related to arthritis, sinusitis and problem sleep. Offering new products is subject to a number of risks including:

·	Identifying products;
·	Acquiring ownership or distribution rights to new products;
·	Having sufficient capital to acquire the rights to new products, build inventory and market the products, and;
·	Our ability to generate effective marketing programs.

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

(11)

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

In September 2006, the Company was served with a Summons and Complaint entitled “Dr. Steven Klos vs. Gelstat Corporation.” Dr. Klos, a promissory note holder, alleged Gelstat owed $100,000 regarding the note. In November 2009 a settlement agreement was reached among parties whereby Gelstat paid Dr. Klos $25,000.

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

On December 11, 2007, the Company was served with a Summons and Complaint entitled “Angela Diliddo and Bioinitiate Capital, LLC. vs. Gelstat Corporation.” Angela Diliddo and Eleanor Kelly (sole principal of Bioninitiate), promissory note holders, alleged Gelstat owed $120,000 and $60,000, respectively, regarding the notes. On July 1, 2011, a settlement agreement was reached among parties wherein Angela Diliddo was issued 240,000 $0.03, 5 year warrants and $6,000 cash and Eleanor Kelly was issued 120,000 $0.03, 5 year warrants and $3,000 cash.

On December 14, 2007, the Company was served with a Summons and Complaint entitled “Stepping Stones Partners, LP and Daniel D. Hickey vs. Gelstat Corporation.” Stepping Stones Partners, LP/Daniel D. Hickey, a promissory note holder, alleged Gelstat owed $120,000 regarding the note. On July 1, 2011, a settlement agreement was reached among parties wherein Stepping Stones Partners, LP/Daniel D. Hickey was issued 120,000 $0.03, 5 year warrants and $16,000 cash.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(12)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's $0.01 par value common stock is quoted on the OTC Bulletin Board under the symbol "GSAC." The following table sets forth the low and the high closing sales prices for each quarter as reported on the OTC Bulletin Board during the years ended December 31, 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions. We had approximately 255 holders of record of our common stock as of the date of filing this Report.

	Closing Price*
CALENDAR 2007	Low	High
First Quarter	$0.07	$0.18
Second Quarter	$0.07	$0.27
Third Quarter	$0.12	$0.20
Fourth Quarter	$0.03	$0.13

CALENDAR 2006	Low	High
First Quarter	$0.17	$0.79
Second Quarter	$0.07	$0.22
Third Quarter	$0.05	$0.20
Fourth Quarter	$0.06	$0.18

Dividends

The Company has never declared or paid a cash dividend on its common stock and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2007, the Company had no equity transactions.

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

(13)

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

(14)

Results of Operations

The Company had revenues of $18,178 and $233,974 for the years ended December 31, 2007 and 2006, respectively. The decrease in revenues in 2007 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $5,097 and $88,457 for the years ended December 31, 2007 and 2006, respectively. The decrease in cost of goods sold expense in 2007 is attributable to the corresponding decrease in revenues.

Selling, general and administrative expenses were $105,689 and $332,235 for the years ended December 31, 2007 and 2006, respectively. The decrease in 2007 is due to the decrease in professional fees and advertising expense.

The Company incurred $0 and $38,065 in research and development expense for the years ended December 31, 2007 and 2006 respectively. The decrease in 2007 is due to the Company discontinuing clinical trials.

The Company recorded $43,243 and $56,702 of interest expense during the years ended December 31, 2007 and 2006, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $162,132 and $488,056 for the years ended December 31, 2007 and 2006, respectively. Negative cash flows from operations for the years ended December 31, 2007 were due primarily to the net loss of $1,083,466, partially offset by amortization of deferred compensation. Negative cash flows from operations for the year ended December 31, 2006 were due primarily to the net loss of $1,817,827, partially offset by the amortization of deferred compensation.

Cash flows used in investing activities were $4,000 during the year ended December 31, 2007 consisting of patent application costs and lease deposits. Comparatively, cash flows of $2,254 used in investing activities during the same period in 2006 were due primarily to patent application costs offset by lease deposits returned.

Cash flows provided by financing activities were $158,005 and $274,050 during the year ended December 31, 2007 and 2006, respectively. Positive cash flows from financing activities during the year ended December 31, 2007 were due to proceeds from issuance of common stock and short-term notes payable. Positive cash flows from financing activities during the year ended December 31, 2006 were due solely from proceeds from issuance of common stock.

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

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, revenues and cash flows.

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

(15)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GELSTAT CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

ASSETS	12/31/2007	12/31/2006

Current Assets
Cash and cash equivalents	$1,161	$9,287
Accounts receivable	49,200	116,467
Prepaid consulting	5,000	—
Other current assets	20,000	20,000
Total Current Assets	75,361	145,755

Other Assets
Patents	24,813	24,280
Lease deposits	2,500	—
Total Other Assets	27,313	24,280

TOTAL ASSETS	$102,674	$170,035

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$1,019,758	$790,248
Accrued expenses	491,440	448,197
Notes payable	472,000	472,000
Notes payable - related parties	86,005	63,000
Total Current Liabilities	2,069,203	1,773,445

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 25,653,020 and 23,953,020 issued and outstanding at December 31, 2007 and 2006, respectively.	256,529	239,529
Additional paid in capital	14,060,108	13,853,775
Additional paid in capital-warrants	219,916	155,749
Common stock to be issued	95,000	—
Deferred compensation	(55,487)	(393,334)
Retained deficit	(16,542,595)	(15,459,129)
Total Stockholders' (Deficit)	(1,966,528)	(1,603,409)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$102,674	$170,035

(16)

GELSTAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Years ended December 31,
	2007	2006

Revenues	$18,178	$233,974
Cost of Goods Sold	5,097	88,457
Gross Profit (Loss)	13,081	145,517

Operating Expenses
Selling, general and administrative expenses	105,689	332,235
Common stock issued for services	20,000	433,831
Warrants issued for services	—	8,400
Options issued for services	90,000	152,200
Consulting expense	485,347	565,281
Management fees	285,000	—
Bad debt expense	67,267	69,191
Payroll expense	—	307,439
Research and development	—	38,065
Total expenses	1,053,304	1,906,642

Loss from operations	(1,040,223)	(1,761,125)

Other Income and (Expense)
Interest expense	(43,243)	(56,702)
Net Other Income (Expense)	(43,243)	(56,702)

Loss before income taxes	(1,083,466)	(1,817,827)

Provision for income taxes	—	—

Net loss	$(1,083,466)	$(1,817,827)

Loss per common share:
Basic and fully diluted	($0.04)	($0.10)

Weighted average common shares outstanding	24,971,376	18,346,192

(17)

GELSTAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	Year Ended	Year Ended
	12/31/2007	12/31/2006

Cash Flows from Operating Activities
Net (loss)	(1,083,466)	$(1,817,827)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	966	—
Bad debt expense	67,267	69,191
Amortization of deferred compensation	475,347	565,281
Common stock issued for services	20,000	433,831
Warrants issued for services	—	8,400
Options issued for services	90,000	152,200
Changes in operating assets and liabilitites:
Accounts receivable	—	(51,325)
Prepaid consulting	(5,000)	—
Other current assets	—	40,000
Accounts payable	229,510	80,384
Accrued expenses	43,244	31,808
NET CASH (USED IN) OPERATING ACTIVITIES	(162,132)	(488,056)

Cash Flows from Investing Activities
Patent acquisition costs	(1,500)	(12,446)
Lease deposits	(2,500)	10,192
NET CASH (USED IN) INVESTING ACTIVITIES	(4,000)	(2,254)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	23,005	—
Issuance of common stock, net of expenses	135,000	274,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,005	274,050

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,127)	(216,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	9,287	225,548

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$1,161	$9,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$20,000	$433,831
Warrants issued for services	$—	$8,400
Options issued for services	$90,000	$152,200

(18)

GELSTAT CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock Issued		Additional	APIC	Common Stock	Deferred	Retained	Stockholders' equity
	Shares	Amount	Paid In Capital	Warrants	to be issued	Compensation	(Deficit)	(Deficit)
Balance, December 31, 2005	15,564,275	$155,642	$12,634,930	$—	$—	$(368,615)	$(13,641,302)	$(1,219,345)

Cashless exercise of options	242,847	2,428	(2,428)	—	—	—	—	—

Issuance of common stock for cash, net of expense	2,743,888	27,439	246,611	—	—	—	—	274,050

Issuance of common stock for services	2,202,010	22,020	411,811	—	—	—	—	433,831

Issuance of common stock for prepaid consulting	3,200,000	32,000	258,000	—	—	(290,000)	—	—

Warrants issued for services	—	—	8,400	—	—	—	—	8,400

Warrants issued for prepaid consulting	—	—	300,000	—	—	(300,000)	—	—

Amortization of deferred compensation	—	—	—	—	—	565,281	—	565,281

Options issued for services	—	—	152,200	—	—	—	—	152,200

Warrants issued with PPM	—	—	(155,749)	155,749	—	—	—	—

Net loss for the year	—	—	—	—	—	—	(1,817,827)	(1,817,827)

Balance, December 31, 2006	23,953,020	$239,529	$13,853,775	$155,749	$—	$(393,334)	$(15,459,129)	$(1,603,408)

Issuance of common stock for cash, net of expense	1,100,000	11,000	99,000	—	25,000	—	—	135,000

Issuance of common stock for services	200,000	2,000	18,000	—	—	—	—	20,000

Issuance of common stock for prepaid consulting	400,000	4,000	36,000	—	70,000	(110,000)	—	—

Warrants issued for prepaid consulting	—	—	27,500	—	—	(27,500)	—	—

Amortization of deferred compensation	—	—	—	—	—	475,347	—	475,347

Options issued for services	—	—	90,000	—	—	—	—	90,000

Warrants issued with PPM	—	—	(64,167)	64,167	—	—	—	—

Net loss for the year	—	—	—	—	—	—	(1,083,466)	(1,083,466)

Balance, December 31, 2007	25,653,020	$256,529	$14,060,108	$219,916	$95,000	$(55,487)	$(16,542,595)	$(1,966,527)

(19)

GELSTAT CORPORATION

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of December 31, 2007, the Company did not record an allowance for uncollectible accounts

Inventories

Inventories are valued at the lower of cost (using the first-in, first out (FIFO) method) or market. Inventory items replaced by an alternative and rendered unusable or diminished in value are considered to be obsolete. Obsolete inventory items are written down to zero.

Intangible AssetsPatent cost, including legal fees and other costs associated with obtaining this patent, will be amortized over the life of the patent using the straight-line method after the patent is approved by the authorities.

(20)

NOTE 2 - Summary of Significant Accounting Policies, Cont’d.

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

NOTE 3 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. At balance sheet date, the carrying value of the patent is $24,813.

(21)

NOTE 4 – Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2007	2006
Accrued payroll and payroll taxes	$80,056	$80,056
Accrued and deferred rent	8,544	8,544
Accrued trade promotions expense	30,342	30,342
Accrued coupon programs	—	-
Accrued co-op advertising expense	34,411	34,411
Accrued merchandising programs expense	101,263	101,263
Other accrued revenue reductions	9,642	9,642
Other accrued expense	3,379	3,379
Deferred Revenue-Pay on Scan	45,656	45,656
Deferred Revenue	69,600	69,600
Accrued interest expense	108,593	65,350
Total accrued expenses	$491,440	$448,197

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	12/31/2007	12/31/2006
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Related Parties, interest rate 8%, due date, September 24, 2007.	13,500	—
Related Parties, interest rate 8%.	9,505
Total	$558,005	$535,000

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

During the quarter ended September 30, 2007, the Company borrowed $13,500 from various related parties at an interest rate of 8%. The Company agreed to repay the principal amount in its entirety, with all unpaid interest then accrued on September 24, 2007. No principal or interest payments were made on the notes. Settlement agreements were reached with each of the related parties on July 2011.

During the quarter ended December 31, 2007, the Company borrowed $9,505 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

(22)

NOTE 6 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	12/31/2007	12/31/2006
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)

Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)

350,000 shares of common stock at a share price of $0.20 were issued during the period ending 09/30/2007 for consulting services rendered from 09/04/2007 to 03/03/2008.	(70,000)

Amortization of deferred compensation	1,335,803	860,456

Total	$(55,487)	$(393,334)

NOTE 7 – Common Stock to be Issued

As of December 31, 2007, the balance of common stock to be issued was $95,000 due to the transactions as follows:

During the three months ended September 30, 2007, the Board of Directors of the Company approved the issuance of 250,000 shares of common stock at a price of $.01 per share, in exchange for cash payment of total $25,000. The cash payment was received in full during the three months ended September 30, 2007, but the 250,000 shares had not been issued as of the date of this report.

Pursuant to a consulting agreement, the Company agreed to issue 2,333,333 shares of common stock to a consultant at $.03 per share for services rendered or to be rendered valued at $70,000. The shares have not been issued as of the date of this report.

(23)

NOTE 8 - Stockholders' Equity

During the three months ended December 31, 2007, the Company had no equity transactions.

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

(24)

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

Information regarding the Company's stock options is summarized below:

		Number of	Weighted Avg
		Options	Exercise Price
Options Outstanding -	December 31, 2005	2,658,750	$0.87
Granted		1,710,000	0.07
Exercised		—	—
Canceled/Expired		(895,000)	0.44

Options Outstanding -	December 31, 2006	3,473,750	0.59
Granted		750,000	0.12
Exercised		—	—
Canceled/Expired		—	—

Options Outstanding -	December 31, 2007	4,223,750	$0.51

Options exercisable -	December 31, 2006	2,485,750	$0.76

Options exercisable -	December 31, 2007	3,959,750	$0.53

Weighted average fair value of options granted
during the year-ended	2006		$0.09

Weighted average fair value of options granted
during the year-ended	2007		$0.12

Options outstanding at December 31, 2007 are as follows:
	Outstanding			Exercisable
		Weighted Average
			Remaining		Weighted
	Number of		Contractual	Number of	Average
Range of exercise prices	Options	Exercise Price	Life Years	Options	Exercise Price
$0.06 - $0.12	2,460,000	$0.08	5.54 *	2,196,000	$0.08
$0.30	770,000	0.30	2.88	770,000	0.30
$0.92 - $1.20	656,250	0.93	0.65	656,250	0.93
$2.67 -$3.37	337,500	3.23	1.48	337,500	3.23
$0.30 - $3.37	4,223,750	$0.51	3.97	3,959,750	$0.53
* Note: 750,000 option, exercise price $.12, exercise period 10 years

Stock Warrants

The Company has also issued warrants in connection with equity offerings, for services rendered, and with short term notes payable, as summarized below:

		Number of	Weighted Avg
		Warrants	Exercise Price
Warrants Outstanding -	December 31, 2005	1,683,529	$0.85
Granted		6,333,888	0.27
Exercised		(500,000)	0.09
Canceled/Expired		—	—

Warrants Outstanding -	December 31, 2006	7,517,417	0.42
Granted		1,350,000	0.20
Exercised		—	—
Canceled/Expired		(18,000)	1.20

Warrants Outstanding -	December 31, 2007	8,849,417	$0.38

Weighted average fair value of Warrants granted
during the year-ended	2006		$0.15

Weighted average fair value of Warrants granted
during the year-ended	2007		$0.13

During the year-end December 31, 2007 warrants were issued for the following:
1,100,000 in connection with equity financing.

Warrants outstanding at December 31, 2007 are as follows:
	Outstanding & Exercisable
		Weighted Average
			Remaining
	Number of		Contractual
Range of exercise prices	Warrants	Exercise Price	Life Years
$.10-$.15	904,015	$0.14	1.22
$.20-$.35	5,903,888	0.25	3.82
$.50-$1.00	1,728,701	0.64	0.31
$1.20-$1.67	90,525	1.50	1.26
$2.00-$3.00	222,288	2.68	1.93
$0.15-$3.00	8,849,417	$0.38	3.95

(25)

NOTE 9 – Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $417,134 and $758,350 for the years ending December 31, 2007 and 2006, respectively.

Components of the net deferred income taxes are as follows at December 31:

	December 31,
	2007	2006
Deferred income tax assets	$6,368,899	$5,951,765
Less: Valuation allowance	(6,368,899)	(5,951,765)
	—	—
Deferred income tax liabilities
Depreciation	—	—
Net deferred income tax assets	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, is as follows:

	2007	2006
Income tax computed at the federal statutory rate	-34.00%	-34.00%
State income tax, net of federal tax benefit	-4.50%	-4.50%
Total	-38.50%	-38.50%
Valuation Allowance	38.50%	38.50%
Total deferred tax asset	0%	0%

(26)

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

During the quarter ended September 30, 2007, the Company borrowed $13,500 from various related parties at an interest rate of 8%. The Company agreed to repay the principal amount in its entirety, with all unpaid interest then accrued on September 24, 2007. No principal or interest payments were made on the notes. Settlement agreements were reached with each of the related parties on July 2011.

During the quarter ended December 31, 2007, the Company borrowed $9,505 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

NOTE 11 - Legal Proceedings

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

On December 11, 2007, the Company was served with a Summons and Complaint entitled “Angela Diliddo and Bioinitiate Capital, LLC. vs. Gelstat Corporation.” Angela Diliddo and Eleanor Kelly (sole principal of Bioninitiate), promissory note holders, alleged Gelstat owed $120,000 and $60,000, respectively, regarding the notes. On July 1, 2011, a settlement agreement was reached among parties wherein Angela Diliddo was issued 240,000 $0.03, 5 year warrants and $6,000 cash and Eleanor Kelly was issued 120,000 $0.03, 5 year warrants and $3,000 cash.

On December 14, 2007, the Company was served with a Summons and Complaint entitled “Stepping Stones Partners, LP and Daniel D. Hickey vs. Gelstat Corporation.” Stepping Stones Partners, LP/Daniel D. Hickey, a promissory note holder, alleged Gelstat owed $120,000 regarding the note. On July 1, 2011, a settlement agreement was reached among parties wherein Stepping Stones Partners, LP/Daniel D. Hickey was issued 120,000 $0.03, 5 year warrants and $16,000 cash.

NOTE 12 – Going Concern

As shown in the accompanying audited consolidated financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $1,083,466 during 2007. The Company had a net deficiency of $16,542,595 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(27)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the course of their audit of our consolidated financial statements for 2007, our independent registered public accounting firm, Bongiovanni advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the company has no employees and only one officer, it is not practical to remediate this material weakness.

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

None

(28)

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

William R. Colucci, Chairman of the Board

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

Adrian G. Goldfarb, Director- (Head of Audit Committee)

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

Based upon the Company's review of the copies of such forms, and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2007, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them with respect to transactions during 2007.

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

(29)

ITEM 11. EXECUTIVE COMPENSATION

The following information related to the compensation paid by us for 2007 and 2006 to our Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position		Year	Salary	Options Award	All Other Comp	Total
Stephen Roberts, Former CEO		2007	$0	$0	$0	$0
	(1)	2006	$46,154	$0	$0	$46,154
Richard Ringold, Former CEO	(2)	2007	$0	$0	$0	$0
	(3)	2006	$77,885	$54,400	$0	$132,285
William Colucci, CEO	(4)	2007	$0	$0	$0	$0
		2006	$0	$0	$0	$0
(1) Resigned 6/30/2006
(2) Resigned 01/01/2007
(3) Appointed 06/30/2006
(4) Appointed 04/27/2007

Outstanding Equity Awards at Fiscal Year-End
Name and Principal Position	Number of Securities Underlying Options					Option Exercise Price	Option Expiration Date
	Exercisable			Unexercisable
	#		$	#	$
Richard Ringold, Former CEO	360,000	(1)	$330,000	-	$0	$0.92	07/08/08
	11,250	(2)	$13,500	-	$0	$1.20	12/28/08
	270,000	(3)	$909,900	-	$0	$3.37	07/01/09
	520,000	(4)	$156,000	-	$0	$0.30	11/16/10
	252,000	(5)	$17,640	168,000	$11,760	$0.07	08/09/11
	250,000	(6)	$15,000	-	$0	$0.06	11/13/11
(1) Fully vested 12.31.05
(2) Fully vested 12.31.05
(3) Fully vested 12.31.05
(4) Fully vested 12.31.07
(5) Vest over 2 yrs - 42,000 every 3 mths
(6) Fully vested 11.15.06

(30)

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

The table below provides information for 2007 in contrast to the above paragraph which is current.

Director Compensation
Name	Option Awards $		Total
Michael Chavanu	$30,000	(1)	$30,000

James LaFlamme	$60,000	(1)	$60,000
(1) Computed in accordance with FASB ASC Topic 718

Equity Compensation Plan

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2007:

Equity Compensation Plan
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances

Equity compensation plans approved by security holders	3,273,750	(1)	$0.51	326,250

Equity compensation plans not approved by security holders	9,799,417		$0.42	—

(1) Employee incentive stock options issued under the Company's 2003 Incentive Plan. Options outstanding at December 31, 2007 have exercise prices ranging from $0.06 to $3.37, vest over a period up to three years, and expire five years from the date of grant, with a weighted average remaining contractual life of 3.97 years.

(31)

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

	Directors and Named Executive Officer	Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Percent of Class
Common Stock	Gerald N. Kieft [1]	29,201,940	23%
Common Stock	William R. Colucci [2]	1,575,000	1%
Common Stock	Adrian G. Goldfarb [3]	4,491,000	4%
Common Stock	Paul W. Bucha [4]	500,000	0.04%
Common Stock	All directors and executive officers as a group	35,767,940	28%
Common Stock	William Brisben [5]	38,500,000	28%

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

(32)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In September 2010, GelStat Direct formally contributed assets it owned relating to GelStat into a majority-owned subsidiary of High Alpha Partners, Inc. named GSC Direct, Inc.  In September of 2011, 100% of the outstand shares of GSC Direct, Inc. were acquired by GelStat in exchange for the issuance of 25,000,000 shares of Gelstat common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gelstat’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of its independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by its independent registered public accounting firm in 2007 were approved by the Audit Committee.  The following table shows the fees paid to our principal accountant for the year ended December 31, 2007 and for the year ended December 31, 2006.

Audit Fees
	2007	2006
Audit Fees (1)	$14,416	$14,416
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,416	$14,416

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

(33)

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page 15 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-K	10/12	3.1
3.5	Bylaws	10-K	10/12	3.5
14.1	Code of Ethics				Filed
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Furnished
31.2	Certification of Principal Financial Officer (302)				Furnished
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelStat Corporation, 3557 SW Corporate Parkway Palm City, Florida, 34990 Attention: Mr. Gerald Kieft.

(34)

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

Signatures	Title	Date

/s/ GERALD N. KIEFT	Director and Principal Financial Officer and Chief Accounting Officer	October 17, 2012
Gerald N. Kieft

/s/ WILLIAM R. COLUCCI	Chairman of the Board and Director	October 17, 2012
William R. Colucci

/s/ ADRIAN G. GOLDFARB	Director	October 17, 2012
Adrian G. Goldfarb

/s/ PAUL W. BUCHA	Director	October 17, 2012
Paul W. Bucha

(35)