Form 10-Q
period 2008-03-31
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-21394

Gelstat Corporation
(Exact name of registrant as specified in its charter)

Minnesota	90-0075732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3557 SW Corporate Parkway Palm City, Florida	34990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 283-0020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

(3)

Item 1. Financial Statements.

Gelstat Corporation
BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS	3/31/2008	12/31/2007
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$2,611	$1,161
Accounts receivable	53,811	49,200
Prepaid consulting	—	5,000
Other current assets	20,000	20,000
Total Current Assets	76,422	75,361

Other Assets
Patents	24,491	24,813
Lease deposits	2,500	2,500
Total Other Assets	26,991	27,313

TOTAL ASSETS	$103,413	$102,674

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$1,110,920	$1,019,758
Accrued expenses	502,240	491,440
Notes payable	472,000	472,000
Notes payable - related parties	91,505	86,005
Total Current Liabilities	2,176,665	2,069,203

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 25,653,020 and 25,653,020 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	256,529	256,529
Additional paid in capital	14,060,108	14,060,108
Additional paid in capital-warrants	219,916	219,916
Common stock to be issued	95,000	95,000
Deferred compensation	(19,862)	(55,487)
Retained deficit	(16,684,943)	(16,542,595)
Total Stockholders' (Deficit)	(2,073,252)	(1,966,528)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$103,413	$102,674

(4)

Gelstat Corporation
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the three months ended March 31,
	2008	2007

Revenues	$10,883	$10,566
Cost of Goods Sold	164	57
Gross Profit (Loss)	10,720	10,509

Operating Expenses
Selling, general and administrative expenses	26,643	17,193
Management fees	75,000	27,500
Consulting expense	40,625	137,500
Total expenses	142,268	182,193

Loss from operations	(131,548)	(171,684)

Other Income and (Expense)
Interest expense	(10,800)	(10,700)
Net Other Income (Expense)	(10,800)	(10,700)

Loss before income taxes	(142,348)	(182,384)

Provision for income taxes	—	—

Net loss	$(142,348)	$(182,384)

Loss per common share:
Basic and fully diluted	($0.01)	($0.01)

Weighted average common shares outstanding	25,653,020	23,966,353

(5)

Gelstat Corporation
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the three months ended March 31,
	2008	2007

Cash Flows from Operating Activities
Net (loss)	$(142,348)	$(182,384)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	322
Amortization of deferred compensation	35,625	177,500
Changes in operating assets and liabilitites:
Accounts receivable	(4,611)	(4,178)
Prepaid consulting	5,000	—
Accounts payable	91,162	(5,302)
Accrued expenses	10,800	10,700
NET CASH (USED IN) OPERATING ACTIVITIES	(4,050)	(3,664)

Cash Flows from Investing Activities
Patent acquisition costs	—	(1,501)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(1,501)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	5,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,500	—

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,450	(5,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,161	9,287

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,611	$4,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

(6)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

The unaudited financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited financial statements for the preceding fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the related notes for the years ended December 31, 2007 and 2006 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

(7)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of March 31, 2008, the Company did not record an allowance for uncollectible accounts

Inventories

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

(8)

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. As of the date of this report, the carrying value of the patent is $24,491.

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	3/31/2008	12/31/2007
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Related Parties, interest rate 8%, due date, September 24, 2007.	13,500	13,500
Related Parties, interest rate 8%.	15,005	9,505
Total	$563,505	$558,005

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

During the quarter ended March 31, 2008, the Company borrowed $5,500 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

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

During the quarter ended March 31, 2008, the Company borrowed $5,500 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	3/31/2008	12/31/2007
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)	(40,000)

Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)	(27,500)

350,000 shares of common stock at a share price of $0.20 were issued during the period ending 09/30/2007 for consulting services rendered from 09/04/2007 to 03/03/2008.	(70,000)	(70,000)

Amortization of deferred compensation	1,371,429	1,335,803

Total	$(19,862)	$(55,487)

(10)

NOTE 8 – Common Stock to be Issued

As of March 31, 2008, the balance of common stock to be issued was $95,000 due to the transactions as follows:

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

NOTE 9 - Stockholders' Equity

During the three months ended March 31, 2008, the Company did not issue shares of common stock, warrants or options.

During the three months ended March 31, 2007, the Company issued 400,000 shares of common stock at $.10 per share for services rendered or to be rendered valued at $40,000.

NOTE 10 - Legal Proceedings

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

On December 11, 2007, the Company was served with a Summons and Complaint entitled “Angela Diliddo and Bioinitiate Capital, LLC. vs. Gelstat Corporation.” Angela Diliddo and Eleanor Kelly (sole principal of Bioninitiate), promissory note holders, alleged Gelstat owed $120,000 and $60,000, respectively, regarding the notes. On July 1, 2011, a settlement agreement was reached among parties wherein Angela Diliddo was issued 240,000 $0.03, 5 year warrants and $6,000 cash and Eleanor Kelly was issued 120,000, $0.03, 5 year warrants and $3,000 cash.

On December 14, 2007, the Company was served with a Summons and Complaint entitled “Stepping Stones Partners, LP and Daniel D. Hickey vs. Gelstat Corporation.” Stepping Stones Partners, LP/Daniel D. Hickey, a promissory note holder, alleged Gelstat owed $120,000 regarding the note. On July 1, 2011, a settlement agreement was reached among parties wherein Stepping Stones Partners, LP/Daniel D. Hickey was issued 120,000, $0.03, 5 year warrants and $16,000 cash.

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

(12)

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

Results of Operations

The Company had revenues of $10,883 and $10,566, during the three months ended March 31, 2008 and 2007, respectively. The increase in revenue in 2008 is attributable to the Company’s new website marketing.

Cost of goods sold were $164 and $57 during the three months ended March 31, 2008 and 2007, respectively. The increase in cost of goods sold expense in 2008 is attributable to the increase in shipping charges.

Selling, general and administrative expenses were $26,643 and $17,193, during the three months ended March 31, 2008 and 2007 respectively. The increase in 2008 is due to the increase in in insurance, warehouse rent, and website expense.

The Company did not research and development expenses during the three months ended March 31, 2008 and 2007 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $10,800 and $10,700 of interest expense during the three months ended March 31, 2008 and 2007, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $4,050 and $3,664 for the three months ended March 31, 2008 and 2007, respectively. Negative cash flows from operations for the three months ended March 31, 2008 were due primarily to the net loss of $142,348, partially offset by amortization of deferred compensation and increase in accounts payable. Negative cash flows from operations for the three months ended March 31, 2007 were due primarily to the net loss of $182,384, partially offset by the amortization of deferred compensation.

Cash flows used in investing activities were $0 and $1,501 during the three months ended March 31, 2008 and 2007, respectively. Cash flows used in investing activities during the three months ended March 31, 2007 were solely due to patent acquisition costs.

Cash flows provided by financing activities were $5,500 and $0 during the three months ended March 31, 2008 and 2007, respectively. Positive cash flows from financing activities during the three months ended March 31, 2008 were due solely from proceeds from notes payable.

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

ITEM 4.    CONTROLS AND PROCEDURES.

During the course of their audit of our consolidated financial statements for 2007, our independent registered public accounting firm, Bongiovanni, advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the Company has no employees and only one officer, it is not practical to remediate this material weakness.

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

During the three months ended March 31, 2008, the Company had no equity transactions.

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

GELSTAT CORPORATION

October 18, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

(16)