Form 10-Q
period 2008-09-30
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Item 1. Financial Statements.

Gelstat Corporation
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS	9/30/2008	12/31/2007
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$10,245	$1,161
Accounts receivable	1,900	49,200
Prepaid consulting	—	5,000
Other current assets	20,000	20,000
Total Current Assets	32,145	75,361

Other Assets
Patents	23,847	24,813
Lease deposits	2,500	2,500
Total Other Assets	26,347	27,313

TOTAL ASSETS	$58,492	$102,674

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$1,109,850	$1,019,758
Accrued expenses	524,014	491,440
Notes payable	472,000	472,000
Notes payable - related parties	91,505	86,005
Total Current Liabilities	2,197,369	2,069,203

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 34,377,815 and 25,653,020 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	343,778	256,529
Additional paid in capital	14,265,438	14,060,108
Additional paid in capital-warrants	219,916	219,916
Common stock to be issued	25,000	95,000
Common stock subscription receivable	(32,039)	—
Deferred compensation	(55,279)	(55,487)
Retained deficit	(16,905,692)	(16,542,595)
Total Stockholders' (Deficit)	(2,138,877)	(1,966,528)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$58,492	$102,674

(3)

Gelstat Corporation
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Revenues	$2,238	$2,638	$18,293	$15,869
Cost of Goods Sold	348	2,389	688	4,904
Gross Profit (Loss)	1,890	249	17,605	10,965

Operating Expenses
Selling, general and administrative expenses	44,197	55,415	129,880	74,245
Common stock issued for services	5,000		58,040	20,000
Options issued for services	—	90,000	—	90,000
Consulting expense	22,291	104,792	85,208	430,556
Management fees	—	83,000	75,000	185,000
Total expenses	71,488	333,207	348,128	799,801

Loss from operations	(69,598)	(332,958)	(330,523)	(788,837)

Other Income and (Expense)
Interest expense	(10,973)	(10,833)	(32,573)	(32,233)
Net Other Income (Expense)	(10,973)	(10,833)	(32,573)	(32,233)

Loss before income taxes	(80,572)	(343,791)	(363,097)	(821,070)

Provision for income taxes	—		—

Net loss	$(80,572)	$(343,791)	$(363,097)	$(821,070)

Loss per common share:
Basic and fully diluted	*	($0.01)	($0.01)	($0.03)

Weighted average common shares outstanding	34,371,222	25,579,107	28,994,275	24,741,665

*-less than $0.01

(4)

Gelstat Corporation
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	For the nine months ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net (loss)	$(363,097)	$(821,070)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	967	645
Common stock issued for services	58,040	20,000
Amortization of deferred compensation	80,208	428,056
Options issued for services	—	90,000
Changes in operating assets and liabilitites:
Accounts receivable	47,300	(646)
Prepaid consulting	5,000	(12,500)
Accounts payable	90,093	136,562
Accrued expenses	32,573	32,234
NET CASH (USED IN) OPERATING ACTIVITIES	(48,916)	(126,720)

Cash Flows from Investing Activities
Patent acquisition costs	—	(1,500)
Lease deposits	—	(2,500)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(4,000)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	5,500	13,500
Issuance of common stock, net of expenses	52,500	135,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,000	148,502

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	9,084	17,780

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,161	9,287

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,245	$27,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$58,040	$20,000
Options issued for services	$—	$90,000

(5)

GELSTAT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of September 30, 2008, the Company did not record an allowance for uncollectible accounts

Inventories

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

(7)

NOTE 4 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. As of the date of this report, the carrying value of the patent is $23,847.

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	9/30/2008	12/31/2007
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	100,000	100,000
Related Parties, interest rate 8%, due date, September 24, 2007.	13,500	13,500
Related Parties, interest rate 8%.	15,005	9,505
Total	$563,505	$558,005

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

NOTE 7 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	9/30/2008	12/31/2007
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)

Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)

1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)

Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)

1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)

400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)	(40,000)

Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)	(27,500)

350,000 shares of common stock at a share price of $0.20 were issued during the period ending 09/30/2007 for consulting services rendered from 09/04/2007 to 03/03/2008.	(70,000)	(70,000)

5,000,000 shares of common stock at a share price of $0.03 were issued during the period ending 06/30/2008 for consulting services rendered from 03/28/2008 to 03/27/2009.	(80,000)

Amortization of deferred compensation	1,416,012	1,335,803

Total	$(55,279)	$(55,487)

(9)

NOTE 8 – Common Stock to be Issued

As of September 30, 2008, the balance of common stock to be issued was $25,000 due to the transaction as follows:

During the three months ended September 30, 2007, the Board of Directors of the Company approved the issuance of 250,000 shares of common stock at a price of $.01 per share, in exchange for cash payment of total $25,000. The cash payment was received in full during the three months ended September 30, 2007, but the 250,000 shares had not been issued as of the date of this report.

NOTE 9 - Stockholders' Equity

During the three months ended September 30, 2008, no securities were issued.

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

Results of Operations

For the three months ended September 30, 2008

The Company had revenues of $2,238 and $2,638, during the three months ended September 30, 2008 and 2007, respectively. The decrease in revenue in 2008 is attributable to the Company marketing on a limited basis only.

Cost of goods sold were $348 and $2,389 during the three months ended September 30, 2008 and 2007, respectively. The decrease in cost of goods sold expense in 2008 is attributable to the corresponding decrease in products sold.

Selling, general and administrative expenses were $44,197 and $55,415, during the three months ended September 30, 2008 and 2007 respectively. The decrease in 2008 is due to the reduction in warehouse expense.

The Company did not incur research and development expenses during the three months ended September 30, 2008 and 2007 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $10,973 and $10,833 of interest expense during the three months ended September 30, 2008 and 2007, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

For the nine months ended September 30, 2008

The Company had revenues of $18,293 and $15,869, during the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue in 2008 is attributable to the Company’s new website marketing.

Cost of goods sold were $688 and $4,904 during the nine months ended September 30, 2008 and 2007, respectively. The decrease in cost of goods sold expense in 2008 is attributable to a decrease in shipping expense.

Selling, general and administrative expenses were $129,880 and $74,245, during the nine months ended September 30, 2008 and 2007 respectively. The increase in 2008 is due to the increase in insurance expense, warehouse rent, and website expense.

The Company did not incur research and development expenses during the nine months ended September 30, 2008 and 2007 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $32,573 and $32,233 of interest expense during the nine months ended September 30, 2008 and 2007, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $48,916 and $126,720 for the nine months ended September 30, 2008 and 2007, respectively. Negative cash flows from operations for the nine months ended September 30, 2008 were due primarily to the net loss of $363,097 partially offset by amortization of deferred compensation, issuance of common stock, and an increase in accounts payable. Negative cash flows from operations for the nine months ended September 30, 2007 were due primarily to the net loss of $821,070, partially offset by the amortization of deferred compensation and increase in accounts payable.

Cash flows used in investing activities were $0 and $4,000 during the nine months ended September 30, 2008 and 2007, respectively. Cash flows used in investing activities in 2007 were primarily due to patent acquisition costs and lease deposits.

Cash flows provided by financing activities were $58,000 and $148,502 during the nine months ended September 30, 2008 and 2007, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2008 and 2007 were due primarily from proceeds from issuance of common stock and proceeds from issuance of notes payable.

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

During the three months ended September 30, 2008, the Company did not issue securities.

.

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

GELSTAT CORPORATION

October 19, 2012	/s/ Gerald Kieft
Gerald Kieft
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

(16)