Form 10-K
period 2008-12-31
GELSTAT CORP
filed 2012-10-22
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K for the year ended December 31, 2008 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, the Company issued 175,000 shares of common stock at share prices ranging from $.03 - $.06 per share for services rendered or to be rendered valued at $10,500.

During the three months ended December 31, 2008, the Company sold 1,225,000 shares of common stock at $.03 per share, for gross proceeds of $36,750.

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

(10)

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

Results of Operations

The Company had revenues of $23,018 and $18,178 for the years ended December 31, 2008 and 2007, respectively. The increase in revenues in 2008 is attributable to the Company’s new website marketing.

Cost of goods sold were $1,700 and $5,097for the years ended December 31, 2008 and 2007, respectively. The decrease in cost of goods sold expense in 2008 is attributable to the decrease in shipping charges.

Selling, general and administrative expenses were $188,081 and $105,689 for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 is due to the increase in insurance expense, warehouse rent, and website expense.

The Company incurred $0 and $0 in research and development expense for the years ended December 31, 2008and 2007 respectively. The Company discontinued clinical trials in 2007 due to capital constraints.

The Company recorded $45,258 and $43,243 of interest expense during the years ended December 31, 2008 and 2007, respectively. The interest expense relates to a 7% accrual on the outstanding notes payable balance.

Liquidity and Capital Resources

Cash flows used in operating activities were $85,382 and $162,132 for the years ended December 31, 2008 and 2007, respectively. Negative cash flows from operations for the years ended December 31, 2008 were due primarily to the net loss of $463,060, partially offset by amortization of deferred compensation and an increase in accounts payable. Negative cash flows from operations for the year ended December 31, 2007 were due primarily to the net loss of $1,083,466, partially offset by the amortization of deferred compensation and an increase in accounts payable.

Cash flows used in investing activities were $0 during the year ended December 31, 2008. Comparatively, cash flows of $4,000 used in investing activities during the same period in 2007 were due primarily to patent application costs and lease deposits.

Cash flows provided by financing activities were $85,039 and $158,005 during the year ended December 31, 2008 and 2007, respectively. Positive cash flows from financing activities during the year ended December 31, 2008 were due primarily to proceeds from issuance of common stock and proceeds from short-term notes payable. Positive cash flows from financing activities during the year ended December 31, 2007 were due primarily to proceeds from issuance of common stock.

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

(11)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GELSTAT CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS	12/31/2008	12/31/2007

Current Assets
Cash and cash equivalents	$817	$1,161
Accounts receivable	—	49,200
Prepaid consulting	—	5,000
Other current assets	20,000	20,000
Total Current Assets	20,817	75,361

Other Assets
Patents	23,524	24,813
Lease deposits	2,500	2,500
Total Other Assets	26,024	27,313

TOTAL ASSETS	$46,841	$102,674

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$1,125,649	$1,019,758
Accrued expenses	536,698	491,440
Notes payable	458,989	472,000
Notes payable - related parties	110,555	86,005
Total Current Liabilities	2,231,891	2,069,203

Stockholder's (Deficit)
Common stock ($0.01 par value; 50,000,000 shares authorized; 35,777,815 and 25,653,020 issued and outstanding at December 31, 2008 and 2007, respectively.	357,778	256,529
Additional paid in capital	14,298,688	14,060,108
Additional paid in capital-warrants	219,916	219,916
Common stock to be issued	25,000	95,000
Common stock subscription receivable	(47,789)	—
Deferred compensation	(32,987)	(55,487)
Retained deficit	(17,005,655)	(16,542,595)
Total Stockholders' (Deficit)	(2,185,049)	(1,966,528)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$46,841	$102,674

(12)

GELSTAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Years ended December 31,
	2008	2007

Revenues	$23,018	$18,178
Cost of Goods Sold	1,700	5,097
Gross Profit (Loss)	21,319	13,081

Operating Expenses
Selling, general and administrative expenses	188,081	105,689
Common stock issued for services	68,540	20,000
Options issued for services	—	90,000
Consulting expense	107,500	485,347
Management fees	75,000	285,000
Bad debt expense	—	67,267
Total expenses	439,121	1,053,304

Loss from operations	(417,802)	(1,040,223)

Other Income and (Expense)
Interest expense	(45,258)	(43,243)
Net Other Income (Expense)	(45,258)	(43,243)

Loss before income taxes	(463,060)	(1,083,466)

Provision for income taxes	—	—

Net loss	$(463,060)	$(1,083,466)

Loss per common share:
Basic and fully diluted	($0.02)	($0.04)

Weighted average common shares outstanding	30,585,195	24,971,376

(13)

GELSTAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Cash Flows from Operating Activities
Net (loss)	$(463,060)	$(1,083,466)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Amortization of patent	1,289	966
Bad debt expense	—	67,267
Common stock issued for services	68,540	20,000
Amortization of deferred compensation	102,500	475,347
Options issued for services	—	90,000
Changes in operating assets and liabilitites:
Accounts receivable	49,200	—
Prepaid consulting	5,000	(5,000)
Accounts payable	105,891	229,510
Accrued expenses	45,258	43,244
NET CASH (USED IN) OPERATING ACTIVITIES	(85,382)	(162,132)

Cash Flows from Investing Activities
Patent acquisition costs	—	(1,500)
Lease deposits	—	(2,500)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(4,000)

Cash Flows from Financing Activities
Proceeds from short-term convertible notes payable and warrants issued	24,550	23,005
Repayment of short-term notes payable	(13,011)	—
Issuance of common stock, net of expenses	73,500	135,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,039	158,005

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(343)	(8,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,161	9,287

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$817	$1,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$68,540	$20,000
Options issued for services	$—	$90,000

(14)

GELSTAT CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock Issued		Additional	APIC	Common Stock	Subscriptions	Deferred	Retained	Stockholders' equity
	Shares	Amount	Paid In Capital	Warrants	to be issued	Receivable	Compensation	(Deficit)	(Deficit)
Balance, December 31, 2006	23,953,020	$239,529	$13,853,775	$155,749	$—	$—	$(393,334)	$(15,459,129)	$(1,603,409)

Issuance of common stock for cash, net of expense	1,100,000	11,000	99,000	—	25,000	—		—	135,000

Issuance of common stock for services	200,000	2,000	18,000	—	—	—		—	20,000

Issuance of common stock for prepaid consulting	400,000	4,000	36,000	—	70,000	—	(110,000)	—	—

Warrants issued for prepaid consulting	—	—	27,500	—	—	—	(27,500)	—	—

Amortization of deferred compensation	—	—	—	—	—	—	475,347	—	475,347

Options issued for services	—	—	90,000	—	—	—		—	90,000

Warrants issued with PPM	—	—	(64,167)	64,167	—	—		—	—

Net loss for the year	—	—	—	—	—	—		(1,083,466)	(1,083,466)

Balance, December 31, 2007	25,653,020	$256,529	$14,060,108	$219,916	$95,000	$—	$(55,487)	$(16,542,595)	$(1,966,528)

Issuance of common stock for cash, net of expense	3,081,795	30,818	90,471	—	—	(47,789)	—	—	73,500

Issuance of common stock for prepaid consulting	5,000,000	50,000	100,000	—	(70,000)	—	(80,000)	—	—

Issuance of common stock for services	2,043,000	20,430	48,110	—	—	—	—	—	68,540

Amortization of deferred compensation	—	—	—	—	—	—	102,500	—	102,500

Net loss for the year	—	—	—	—	—	—	—	(463,060)	(463,060)

Balance, December 31, 2008	35,777,815	$357,778	$14,298,688	$219,916	$25,000	$(47,789)	$(32,987)	$(17,005,655)	$(2,185,049)

(15)

GELSTAT CORPORATION

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. As of December 31, 2008, the Company did not record an allowance for uncollectible accounts

Inventories

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

(16)

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

NOTE 3 – Patents

On June 6, 2003, the Company filed a patent application with the United States Patent and Trademark Office (USPTO) for “Compositions and methods of treatment to alleviate or prevent migrainous headaches and their associated symptoms”. The patent #7,192,614 was issued on March 7, 2007. Legal fees and other costs associated with obtaining this patent were $25,780 and are being amortized over the 20 year useful life of the patent, using the straight-line method. At balance sheet date, the carrying value of the patent is $23,524.

NOTE 4 – Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2007	2008
Accrued payroll and payroll taxes	$80,056	$80,056
Accrued and deferred rent	8,544	8,544
Accrued trade promotions expense	30,342	30,342
Accrued coupon programs	—	-
Accrued co-op advertising expense	34,411	34,411
Accrued merchandising programs expense	101,214	101,263
Other accrued revenue reductions	9,642	9,642
Other accrued expense	3,379	3,379
Deferred Revenue-Pay on Scan	45,656	45,656
Deferred Revenue	69,600	69,600
Accrued interest expense	153,851	108,593
Total accrued expenses	$536,698	$491,440

(17)

NOTE 5 - Short Term Convertible Notes Payable

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	12/31/2008	12/31/2007
Related Party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	$63,000	$63,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	72,000	72,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	60,000	60,000
Non-affiliate third party, interest rate 6%, original due date, February 2, 2005; extended to June 2, 2005.	120,000	120,000
Non-affiliate third party, interest rate 6%, original due date, October 5, 2005.	86,989	100,000
Related Parties, interest rate 8%, due date, September 24, 2007.	13,500	13,500
Related Parties, interest rate 8%.	34,055	9,505
Total	$569,544	$558,005

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

On July 1, 2005, the Company issued a secured short term convertible promissory note payable in the amount of $100,000. The note was secured by the outstanding receivables of the Company, which, as of July 1, 2005, totaled approximately $200,000. The Company agreed to repay the principal amount in its entirety at the sooner of (i) three business days of that date on which the Company closed on cumulative net proceeds of $2,000,000 or greater which were obtained through any offering of its securities, including without limitation any debt, common stock or preferred stock or (ii) October 1, 2005. If the Company closed on $2,000,000 or more in net proceeds through an offering of its securities, the promissory note holder had the option to convert the principal amount into securities of the Company according to the same terms and provisions. The conversion of the short-term notes payable was contingent upon the closing of a $2,000,000 stock offering and the incremental intrinsic value would be recognized when the triggering event occurred. In lieu of interest, the Company issued to the note holder 50,000 shares of common stock valued at $39,000. During the three months ended December 31, 2008, $13,011 in principal payments were made. The Company negotiated a settlement of the note balance of $86,989 in November 2009.

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

During the quarter ended December 31, 2008, the Company borrowed $19,050 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

(18)

NOTE 6 – Deferred Compensation

The Company’s deferred compensation includes common stock or warrants issued to consultants for services to be rendered related to public relations, sales distribution consulting, investor relations and general operations conducted in the normal course of business. The following table sets forth the details of deferred compensation:

	12/31/2008	12/31/2007
728,000 shares of common stock at prices ranging from $0.54 - $0.98 per share were issued during the year ended December 31, 2005 for consulting services rendered from 05/01/2005 to 10/03/2006.	$(468,140)	$(468,140)
Five-year warrants to purchase 285,000 shares of common stock were granted during the year ended December 31, 2005 with exercise prices ranging from $.50-$3.00 per share for services rendered from 5/1/2005 to 10/03/2006. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 201.89%, and risk-free interest rates ranging from 3.63% - 4.1%	(195,650)	(195,650)
1,700,000 shares of common stock at a share price of $0.10 were issued during the period ending 09/30/2006 for consulting services rendered from 08/28/2006 to 08/27/2007.	(170,000)	(170,000)
Five-year warrants to purchase 3,000,000 shares of common stock were granted during the period ended 09/30/2006 with exercise prices ranging from $0.25 - $0.50 per share for services rendered from 08/28/2006 to 08/27/2007. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 216.54%, and risk-free interest rate of 4.77%.	(300,000)	(300,000)
1,500,000 shares of common stock at a share price of $0.08 were issued during the period ending 12/31/2006 for consulting services rendered from 11/01/2006 to 10/31/2007.	(120,000)	(120,000)
400,000 shares of common stock at a share price of $0.10 were issued during the period ending 03/31/2007 for consulting services rendered from 03/28/2007 to 03/28/2008.	(40,000)	(40,000)
Five-year warrants to purchase 250,000 shares of common stock were granted during the period ended 06/30/2007 with an exercise price of $0 .10 per share for services rendered from 05/01/2007 to 04/30/2010. The Company determined the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: dividend yield of 0%, expected volatility of 468.93%, and risk-free interest rate of 4.54%.	(27,500)	(27,500)
350,000 shares of common stock at a share price of $0.20 were issued during the period ending 09/30/2007 for consulting services rendered from 09/04/2007 to 03/03/2008.	(70,000)	(70,000)
5,000,000 shares of common stock at a share price of $0.03 were issued during the period ending 06/30/2008 for consulting services rendered from 03/28/2008 to 03/27/2009.	(80,000)
Amortization of deferred compensation	1,438,304	1,335,803
Total	$(32,987)	$(55,487)

NOTE 7 – Common Stock to be Issued

As of December 31, 2008, the balance of common stock to be issued was $25,000 due to the transaction as follows:

During the three months ended September 30, 2007, the Board of Directors of the Company approved the issuance of 250,000 shares of common stock at a price of $.01per share, in exchange for cash payment of total $25,000. The cash payment was received in full during the three months ended September 30, 2007, but the 250,000 shares had not been issued as of the date of this report.

NOTE 8 - Stockholders' Equity

During the three months ended December 31, 2008, the Company issued 175,000 shares of common stock at share prices ranging from $.03 - $.06 per share for services rendered or to be rendered valued at $10,500.

During the three months ended December 31, 2008, the Company issued 1,225,000 shares of common stock at $.03 per share, in exchange for cash payments totaling $36,750, of which $21,000 was received in cash during the fourth quarter and the balance of $15,750 was recorded as a subscription receivable in the equity section of the balance sheet.

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

(19)

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

Information regarding the Company's stock options is summarized below:

		Number of	Weighted Avg
		Options	Exercise Price
Options Outstanding -	December 31, 2006	3,473,750	$0.59
Granted		750,000	0.12
Exercised		—	—
Canceled/Expired		—

Options Outstanding -	December 31, 2007	4,223,750	0.51
Granted		—	—
Exercised		—	—
Canceled/Expired		(611,250)	0.93

Options Outstanding -	December 31, 2008	3,612,500	$0.43

Options exercisable -	December 31, 2007	3,959,750	$0.53
Options exercisable -	December 31, 2008	3,612,500	$0.43

Weighted average fair value of options granted
during the year-ended	2007		$0.12
Weighted average fair value of options granted
during the year-ended	2008		n/a

Options outstanding at December 31, 2008:
	Outstanding				Exercisable
		Weighted Average
Range of exercise prices	Number of Options	Exercise Price	Remaining Contractual Life Years		Number of Options	Weighted Exercise Price
$0.06 - 0.12	2,460,000	$0.08	4.54	*	2,460,000	$0.08
0.30	770,000	0.30	1.88		770,000	0.30
0.92 - 1.20	45,000	0.98	1.32		45,000	0.98
2.67 -3.37	337,500	3.23	0.48		337,500	3.23
$0.30 - 3.37	3,612,500	$0.43	3.55		3,612,500	$0.43
* Note: 750,000 option, exercise price $.12, exercise period 10 years

Stock Warrants

The Company has also issued warrants in connection with equity offerings, for services rendered, and with short term notes payable, as summarized below:

		Number of	Weighted Avg
		Warrants	Exercise Price
Warrants Outstanding -	December 31, 2006	7,517,417	$0.42
Granted		1,350,000	0.20
Exercised			—
Canceled/Expired		(18,000)	1.20

Warrants Outstanding -	December 31, 2007	8,849,417	0.38
Granted
Exercised
Canceled/Expired		(654,015)	0.15

Warrants Outstanding -	December 31, 2008	8,195,402	$0.40

Weighted average fair value of Warrants granted
during the year-ended	2007		$0.13
Weighted average fair value of Warrants granted
during the year-ended	2008		n/a

During the year-ended December 31, 2008 no warrants were issued.

Warrants outstanding at December 31, 2008
	Outstanding & Exercisable
		Weighted Average
			Remaining
	Number of		Contractual
Range of exercise prices	Warrants	Exercise Price	Life Years
$0.10	250,000	$0.10	3.33
0.20-0.35	5,903,888	0.25	2.82
0.50-1.00	1,728,701	0.64	2.16
1.20-1.67	90,525	1.50	0.26
2.00-3.00	222,288	2.68	0.93
$0.10-3.00	8,195,402	$0.40	2.61

(20)

NOTE 9 – Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $178,279 and $417,134 for the years ending December 31, 2008 and 2007, respectively.

Components of the net deferred income taxes are as follows at December 31:

	December 31,
	2008	2007
Deferred income tax assets	$6,547,178	$6,368,899
Less: Valuation allowance	(6,547,178)	(6,368,899)
	—	—
Deferred income tax liabilities
Depreciation	—	—
Net deferred income tax assets	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, is as follows:

	2008	2007
Income tax computed at the federal statutory rate	-34.00%	-34.00%
State income tax, net of federal tax benefit	-4.50%	-4.50%
Total	-38.50%	-38.50%
Valuation Allowance	38.50%	38.50%
Total deferred tax asset	0%	0%

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

During the quarter ended December 31, 2008, the Company borrowed $19,050 from various related parties at an interest rate of 8%. No principal or interest payments were made. Settlement agreements were reached with each of the related parties on July 2011.

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

NOTE 12 – Going Concern

As shown in the accompanying audited consolidated financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $463,060 during 2008. The Company had a net deficiency of $17,005,655 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(21)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the course of their audit of our consolidated financial statements for 2008, our independent registered public accounting firm, Bongiovanni advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. Because the company has no employees and only one officer, it is not practical to remediate this material weakness.

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

(22)

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

Based upon the Company's review of the copies of such forms, and reports it has received from certain persons that they were not required to file Forms 5 for the year ended December 31, 2008, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them with respect to transactions during 2008.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. The code is filed as Exhibit 14.1 to this report. A copy of the Code will be provided without charge to any person upon request in writing to Gerald N. Kieft, CEO, at the address of the Company in Palm City, Florida.

(23)

ITEM 11. EXECUTIVE COMPENSATION

The following information related to the compensation paid by us for 2008 and 2007 to our Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position		Year		All Other Comp	Total
Gerald N. Kieft, CEO	(1)	2008	(4)	$84,375	$84,375
William Colucci, Former CEO	(2)	2008		$0	$0
	(3)	2007		$0	$0
(1) Appointed 06/01/2008
(2) Resigned as CEO, became Director 06/01/2008
(3) Appointed 04/27/2007
(4) Consultant Agreement (WSR Consulting, Inc.) 3,750,000 shares common stock (04.01.08-03.31.09)

Outstanding Equity Awards at Fiscal Year-End
Name and Principal Position	Number of Securities Underlying Options
	Exercisable			Unexercisable		Option Exercise Price	Option Expiration Date
	#		$	#	$
Richard Ringold, Former CEO	420,000	(1)	$909,900	—	$0	$3.37	07/01/09
	250,000	(2)	$156,000	—	$0	$0.30	11/16/10
(1) Fully vested 12.31.08
(2) Fully vested 11.15.06

(24)

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

The table below provides information for 2008 in contrast to the above paragraph which is current.

Director Compensation
Name	Stock Awards $		Option Awards $	Total
William Colucci	$4,500	(2)	$—	$4,500
Adrian Goldfarb	$—		$—	$—
(1) Computed in accordance with FASB ASC Topic 718
(2) 75,000 shares common stock

Equity Compensation Plan

The following table describes the Company's compensation plans under which the Company's common stock are authorized for issuance as of December 31, 2008:

Equity Compensation Plan
Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances

Equity compensation plans approved by security holders	2,662,500	(1)	$0.43	937,500

Equity compensation plans not approved by security holders	9,145,402		$0.40	—

(1) Employee incentive stock options issued under the Company's 2003 Incentive Plan. Options outstanding at December 31, 2008 have exercise prices ranging from $0.06 to $3.31, vest over a period up to three years, and expire five years from the date of grant, with a weighted average remaining contractual life of 3.55 years.

(25)

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

(26)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Gelstat’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of its independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by its independent registered public accounting firm in 2008 were approved by the Audit Committee.  The following table shows the fees paid to our principal accountant for the year ended December 31, 2008 and for the year ended December 31, 2007.

Audit Fees
	2008	2007
Audit Fees (1)	$14,416	$14,416
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,416	$14,416

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

(27)

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page 12 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-K	10/12	3.1
3.2	Bylaws	10-K	10/12	3.5
14.1	Code of Ethics				Filed
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Furnished
31.2	Certification of Principal Financial Officer (302)				Furnished
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GelStat Corporation, 3557 SW Corporate Parkway Palm City, Florida, 34990 Attention: Mr. Gerald Kieft.

(28)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: October 19, 2012

GELSTAT CORPORATION

By: /s/ Gerald N. Kieft

Gerald N. Kieft

Chief Executive Officer

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD N. KIEFT	Director and Principal Financial Officer and Chief Accounting Officer	October 19, 2012
Gerald N. Kieft

/s/ WILLIAM R. COLUCCI	Chairman of the Board and Director	October 19, 2012
William R. Colucci

/s/ ADRIAN G. GOLDFARB	Director	October 19, 2012
Adrian G. Goldfarb

/s/ PAUL W. BUCHA	Director	October 19, 2012
Paul W. Bucha

(29)