Form 10-K/A
period 2007-12-31
GELSTAT CORP
filed 2012-11-21
CIK 890725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K/A for the year ended December 31, 2007 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

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

(3)

ITEM 1. DESCRIPTION OF BUSINESS

General

Gelstat was incorporated on November 13, 1991 in the State of Minnesota under the name Developed Technology Resource, Inc. and reincorporated in Delaware on October 27, 2010. The Company's principal executive office is located at 3557 SW Corporate Parkway Palm City, FL (772) 283-0020 and its website is www.Gelstat.com. The information found at the Company's website is not incorporated in or made a part of this report on Form 10-K/A.

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

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GelStat Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (“The Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

December 5, 2011

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 21, 2012

GELSTAT CORPORATION

By: /s/ Gerald N. Kieft

Gerald N. Kieft

Chief Executive Officer

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD N. KIEFT	Director and Principal Financial Officer and Chief Accounting Officer	November 21, 2012
Gerald N. Kieft

/s/ WILLIAM R. COLUCCI	Chairman of the Board and Director	November 21, 2012
William R. Colucci

/s/ ADRIAN G. GOLDFARB	Director	November 21, 2012
Adrian G. Goldfarb

/s/ PAUL W. BUCHA	Director	November 21, 2012
Paul W. Bucha

(35)