Form 10-K/A
period 2008-12-31
GELSTAT CORP
filed 2012-11-21
CIK 890725

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

(1)

(2)

PART I

Explanatory Note. This Report on Form 10-K/A for the year ended December 31, 2008 has been compiled from information which is believed to be true and correct in all material respects. This Report has been prepared in 2012 in order to correct filing delinquencies.

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

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GelStat Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of GelStat Corporation and Subsidiary (“The Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

December 13, 2011

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(29)